Form 10-Q
period 1996-03-31
CSA INCOME FUND LIMITED PARTNERSHIP III
filed 1996-05-15
CIK 831890

FORM 10-Q
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1996

	OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  33-21267

      CSA Income Fund Limited Partnership III
(Exact name of registrant as specified in its charter)

       Massachusetts                      04-3002909
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)        Identification No.)

22 Batterymarch St., Boston, Massachusetts             02109
(Address of principal executive offices)            (Zip Code)

                         (617) 357-1700
        (Registrant's telephone number, including area code)

         Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes: X      No:

PART I - FINANCIAL INFORMATION
CSA INCOME FUND LIMITED PARTNERSHIP III

CSA INCOME FUND LIMITED PARTNERSHIP III
STATEMENTS OF FINANCIAL POSITION AS OF MARCH 31, 1996 (UNAUDITED) AND
DECEMBER 31, 1995
_____________________________________________________________________________
                                 (Unaudited)
                                 March 31, 1966      December 31, 1995
Assets
Cash and cash equivalents        $  3,767,145          $  6,210,985
Rentals receivable                    372,367                 5,928
Accounts receivable-affiliates           -                  200,169
Interest receivable                     2,952                15,626
Notes receivable-lessee                85,000                85,000
Remarketing receivables                51,518               234,381

Rental equipment, at cost          26,730,428            26,648,802
Less accumulated depreciation     (12,484,241)          (15,490,492)
        Net rental equipment       14,246,187            11,158,310

                Total assets     $ 18,525,169          $ 17,910,399

Liabilities and
partners' capital
Accounts payable - affiliates    $    558,370          $     37,928
Accounts payable                       30,170                36,803
Accrued management fees                55,696                49,632
Deferred income                       393,973               450,786
Equipment payable                   1,331,217                  -
Notes payable                       4,954,909             5,609,093
Limited recourse notes payable         25,475                38,009
    Total liabilities               7,349,810             6,222,251

Partners' capital:
 General Partner:
  Capital contribution                  1,000                 1,000
  Cumulative net income                 5,727                 3,279
  Cumulative cash distributions      (338,936)             (331,360)
                                     (332,209)             (327,081)
 Limited Partners
  (500,000 units):
   Capital contributions net
    of offering costs              44,539,778            44,539,778
   Cumulative net income              567,005               324,666
   Cumulative cash distributions  (33,599,215)          (32,849,215)
                                   11,507,568            12,015,229

         Partners' capital         11,175,359            11,688,148

           Total liabilities and
            partners' capital    $ 18,525,169          $ 17,910,399

CSA INCOME FUND LIMITED PARTNERSHIP III
STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED
MARCH 31, 1996 AND 1995
_____________________________________________________________________________
                                  1996               1995
Revenue:
 Rental income                    $ 1,662,791        $ 2,873,768
 Interest income                       57,405             50,583
 Gain (loss) on sale of equipment     (73,101)            82,010
 Gain (loss) on foreign currency         (679)             8,210
    Total revenue                   1,646,416          3,014,571

Costs and expenses:
 Depreciation/amortization          1,157,823          2,191,388
 Interest expense                     115,179            107,987
 Management fees                       83,140            143,688
 Storage and Refurbishment              5,000              5,000
 General and administrative            40,487             40,816
    Total expenses                  1,401,629          2,488,879

Net income                        $   244,787        $   525,692
Net income allocation:
 General Partner                  $     2,448        $     5,257
 Limited Partners                     242,339            520,435
                                  $   244,787        $   525,692
Net income per Limited
 Partnership Unit                 $       .48        $      1.04
Number of Limited Partnership
 Units                                500,000            500,000


CSA INCOME FUND LIMITED PARTNERSHIP III
STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED
MARCH 31, 1996 AND 1995
_____________________________________________________________________________
                                  1996               1995

Cash flows from operations:
 Cash received from rental
  of equipment                    $  1,925,046       $  2,096,677
 Cash paid for operating and
  management expenses                 (129,196)          (196,125)
 Interest paid                        (109,132)           (44,506)
 Interest received                      70,079             50,583
   Net cash from operations          1,756,797          1,906,629

Cash flow from investments:
 Value added tax deposits                 -               239,724
 Purchase of equipment              (4,393,193)              -
 Sale of equipment                     285,633            966,299
   Net cash from (used by)
    investments                     (4,107,560)         1,206,023

Cash flows from financing:
 Accounts payable - equipment
  purchases                          1,331,217            (98,995)
 Repayment of notes payable           (666,718)        (1,135,601)
 Payment of cash distributions        (757,576)          (757,576)
   Net cash from (used by)
    financing                          (93,077)        (1,992,172)

Net change in cash
 and cash equivalents               (2,443,840)         1,120,480
Cash and cash equivalents
 at beginning of period              6,210,985          3,070,446
Cash and cash equivalents
 at end of period                 $  3,767,145       $  4,190,926

CSA INCOME FUND LIMITED PARTNERSHIP III
NOTE TO FINANCIAL STATEMENTS
______________________________________________________________________

The quarterly financial statements have been prepared by the Partnership without audit. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund Limited Partnership III as of March 31, 1996 and December 31, 1995 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND LIMITED PARTNERSHIP III
GENERAL PARTNER'S DISCUSSION OF OPERATIONS
______________________________________________________________________

Gross rental income was $1,662,791 and $2,873,768 and net income was $244,787 and $525,692 for the quarters ended March 31, 1996 and 1995, respectively. The decrease in gross rental income and net income is attributable to the expected occurrence of reduced rental rates for released equipment and to the ongoing sale of equipment from the Partnership's portfolio.

The Partnership generated $2,042,430 in cash flow from operations and from the sale of equipment during the three months ended March 31, 1996. The Partnership used these funds and cash on hand to acquire additional equipment of $4,393,193, pay down notes payable by $666,718 and pay cash distributions to the Limited Partners of $750,000.

The Partnership's results of operations and liquidity in future periods will be dependent upon the addition of leased equipment, the sale and/or re-lease of equipment as it comes off lease and the level of debt service.

The Partnership distributed $ .50 per limited partnership unit on the 15th of January, February and March 1996. To date, the Partnership has made cash distributions to the Limited Partners ranging from 60% to 76% of their initial investment, depending on when the Limited Partner entered the Partnership. The objective of the Partnership is to return the Limited Partners' investment through current cash distributions and provide a return on this investment by continued distributions as long as the equipment continues to be leased. However, revenue generated by the Partnership from lease renewals and remarketings after the initial lease terms have been lower than anticipated as a result of more rapid obsolescence in high technology equipment. While the General Partner continues to pursue additional lease opportunities to increase the Partnership's distributions, based on an analysis of the remaining assets in the Partnerships' portfolio, the General
Partner presently estimates that the continued cash distributions may not fully return the entire initial investment of the Limited Partners and/or a return thereon. The General partner will continue to report on the Limited Partners' return of investment with each cash distribution.

CSA INCOME FUND LIMITED PARTNERSHIP III
PART II
_____________________________________________________________________________
Item 1 - Legal Proceedings
	None
Item 2 - Changes in Securities
	None
Item 3 - Defaults Upon Senior Securities
	None
Item 4 - Submission of Matters to a Vote of Security Holders
	None
Item 5 - Other Information
	None
Item 6 - Exhibits and Reports on Form 8-K
	(a)     Exhibits - Exhibit 27. Financial Data Schedule.
	(b)     Reports on Form 8-K - No reports have been filed on Form 8-K during this quarter.

SIGNATURES
_____________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CSA Income Fund Limited
                        Partnership III (Registrant)
                      By its General Partner,
                        CSA Equity Funds, Inc.


Date: 5/13/96                 /s/ J. Frank Keohane
                              J. Frank Keohane
                              President and
                              Principal Executive Officer

Date: 5/13/96                 /s/ Richard F. Sullivan
                              Richard F. Sullivan
                              Vice President,
                              Principal Accounting and
                              Finance Officer