Form 10-Q
period 1996-06-30
CSA INCOME FUND LIMITED PARTNERSHIP III
filed 1996-08-15
CIK 831890

FORM 10-Q

     SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996

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

CSA INCOME FUND LIMITED PARTNERSHIP III
STATEMENTS OF FINANCIAL POSITION AS OF JUNE 30, 1996 (UNAUDITED) AND
DECEMBER 31, 1995
______________________________________________________________________
                                  (Unaudited)
                                  June 30,             December 31,
                                  1996                 1995
Assets

Cash and cash equivalents         $    855,607         $  6,210,985
Rentals receivable                     347,471                5,928
Accounts receivable-affiliates       1,915,709              200,169
Interest receivable                      5,667               15,626
Notes receivable-lessee                 85,000               85,000
Remarketing receivables                 53,883              234,381

Rental equipment, at cost           29,169,944           26,648,802
Less accumulated depreciation      (12,264,160)         (15,490,492)

 Net rental equipment               16,905,784           11,158,310

Total assets                      $ 20,169,121         $ 17,910,399


Liabilities and partners' capital

Accounts payable-affiliates       $     -              $     37,928
Accounts payable-other                  26,178               36,803
Accrued management fees                 33,832               49,632
Deferred income                        333,685              450,786
Notes payable                        8,939,714            5,609,093
Limited recourse notes payable          26,059               38,009
Total liabilities                    9,359,468            6,222,251

Partners' capital:
 General Partner:
  Capital contribution                   1,000                1,000
  Cumulative net income                  9,646                3,279
  Cumulative cash distributions       (346,512)            (331,360)
                                      (335,866)            (327,081)
 Limited Partners (500,000 units):
  Capital contributions net of
   offering costs                   44,539,778           44,539,778
  Cumulative net income                954,956              324,666
  Cumulative cash distributions    (34,349,215)         (32,849,215)
                                    11,145,519           12,015,229
Total Partners' capital             10,809,653           11,688,148

Total liabilities and
  partners' capital               $ 20,169,121         $ 17,910,399

CSA INCOME FUND LIMITED PARTNERSHIP III
STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX MONTH
PERIODS ENDED JUNE 30, 1996 AND 1995
______________________________________________________________________
                             THREE MONTHS               SIX MONTHS
                           1996        1995         1996        1995
Revenues:
 Rental income        $ 1,681,627 $ 2,421,434  $ 3,344,418 $ 5,295,202
 Interest income           23,240      45,119       80,645      95,702
 Gain on sale
  of equipment            332,190     212,397      259,089     294,407
 Exchange gain (loss)
  on foreign currency      (1,057)      1,640       (1,736)      9,850
   Total revenues       2,036,000   2,680,590    3,682,416   5,695,161


Costs and expenses:
 Depreciation and
  amortization          1,395,275   1,872,012    2,553,098   4,063,400
 Interest                 118,552      99,059      233,731     207,046
 Management fees           84,081     121,072      167,221     264,760
 Storage and
  Refurbishment             7,000       5,000       12,000      10,000
 General and
  administrative           39,222      67,694       79,709     108,510
   Total expenses       1,644,130   2,164,837    3,045,759   4,653,716

Net income            $   391,870 $   515,753   $  636,657 $ 1,041,445

Net income allocation:
 General Partner      $     3,919 $     5,158   $    6,367 $    10,414
 Limited Partners         387,951     510,595      630,290   1,031,031
                      $   391,870 $   515,753   $  636,657 $ 1,041,445


Net income per
Limited Partnership
Unit                  $       .78 $      1.02   $    1.26  $      2.06

Number of Limited
Partnership Units         500,000     500,000     500,000      500,000

CSA INCOME FUND LIMITED PARTNERSHIP III
STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE AND SIX MONTH
PERIODS ENDED JUNE 30, 1996 AND 1995
______________________________________________________________________
                            THREE MONTHS               SIX MONTHS
                          1996        1995         1996        1995
Cash flows from
  operations:
 Cash received from
  rental of
  equipment          $ 1,672,902 $ 1,683,469  $ 2,877,337 $ 3,773,369
 Cash paid for
  operating and
  management expenses   (156,159)   (175,012)    (285,355)   (371,137)
 Interest paid          (112,094)    (31,961)    (221,226)    (76,467)
 Interest received        20,525      45,119       90,604      95,702
   Net cash from
    operations         1,425,174   1,521,615    2,461,360   3,421,467

Cash flow from
 investments:
  Value added tax
   deposits                -           -            -         239,724
  Purchase of
   equipment          (4,925,192)   (355,580)   (9,318,385)  (355,580)
  Sale of equipment    1,165,963     171,710     1,451,596  1,138,009
   Net cash from
    (used by)
    investments       (3,759,229)   (183,870)   (7,866,789) 1,022,153

Cash flows from
 financing:
  Accounts payable -
   equipment
   purchases          (1,331,217)      -             -        (98,995)
  Advances to/from
   affiliates         (2,474,079)   (290,180)   (1,753,468)  (283,403)
  Proceeds from
   notes payable       4,749,792     258,537     4,749,792    258,537
  Repayment of
   notes payable        (764,403)   (527,043)   (1,431,121)(1,662,644)
Payment of cash
  distributions         (757,576)   (757,576)   (1,515,152)(1,515,152)
   Net cash from
    used by
    financing           (577,483) (1,316,262)       50,051 (3,301,657)

Net change in cash    (2,911,538)     21,483    (5,355,378) 1,141,963
 Cash at beginning
  of period            3,767,145   4,190,926     6,210,985  3,070,446
 Cash at end
  of period          $   855,607 $ 4,212,409   $   855,607$ 4,212,409

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

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund Limited Partnership III as of June 30, 1996 and December 31, 1995 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND LIMITED PARTNERSHIP III
GENERAL PARTNER'S DISCUSSION OF OPERATIONS
______________________________________________________________________

Rental income was $1,681,627 and $2,421,434 and net income was $391,870 and $515,753 for the quarters ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and June 30,1995, gross rental income was $3,344,418 and $5,295,202 and net income was $636,657 and $1,041,445, respectively. The decrease in gross rental income and net income is attributable to the expected occurrence of reduced rental rates for re-leased equipment and to the ongoing sale of equipment from the Partnership's portfolio. However, the Partnership continues actively to seek out additional lease opportunities and has acquired $4,393,193 and $4,925,192 of equipment during the first and second quarters of 1996, respectively.

The Partnership generated $3,912,956 from operations and sale of equipment during the six months ended June 30, 1996. The Partnership used these funds, proceeds from equipment financings and cash on hand to acquire additional equipment of $9,318,385, make payments on notes payable of $1,431,121 and make distributions to partners of $1,515,152.

The Partnership's results of operations and liquidity in future periods will be dependent upon the addition of leased equipment, the sale and/or re-lease of equipment as it comes off lease and the level of debt service.

The Partnership distributed $.50 per Limited Partnership Unit on the 15th of April, May, and June. To date, the Partnership has made cash distributions to the Limited Partners ranging from 61% to 77% of their initial investment, depending on when the Limited Partner entered the Partnership. The objective of the Partnership is to return the Limited Partners' investment through current cash distributions and provide a return on this investment by continued distributions as long as the equipment continues to be leased. However, revenues generated by the Partnership from lease renewals and remarketings after the initial lease terms have been lower than anticipated as a result of rapid technological obsolescence in high technology equipment. While the General Partner continues to pursue additional lease opportunities to increase the Partnership's distributions, based on an analysis of the remaining assets in the Partnership's portfolio, the General Partner presently estimates that the continued cash distributions may not fully return the entire initial investment of the Limited Partners and/or a return thereon. The General Partner will continue to report on the Limited Partners' return of investment with each cash distribution.

CSA INCOME FUND LIMITED PARTNERSHIP III
PART II
______________________________________________________________________

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

SIGNATURES
______________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      CSA Income Fund Limited
                       Partnership III (Registrant)
                      By its General Partner,
                       CSA Equity Funds, Inc.





Date: August 9, 1996                   /s/ J. Frank Keohane
                                       President and
                                       Principal Executive Officer


Date: August 9, 1996                   /s/ Richard F. Sullivan
                                       Vice President
                                       Principal Accounting and
                                       Finance Officer