Form 10-Q
period 1996-09-30
CSA INCOME FUND LIMITED PARTNERSHIP III
filed 1996-11-15
CIK 831890

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


Commission file number  33-21267


                CSA Income Fund Limited Partnership III
(Exact name of registrant as specified in its charter)


          Massachusetts                    04-3002909
(State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)       Identification No.)


22 Batterymarch St. Boston, Massachusetts                 02109
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

CSA INCOME FUND LIMITED PARTNERSHIP III
STATEMENTS OF FINANCIAL POSITION AS OF SEPTEMBER 30, 1996 (UNAUDITED)
AND DECEMBER 31, 1995
______________________________________________________________________
                                  (Unaudited)
                                  September 30,        December 31,
                                  1996                 1995
Assets

Cash and cash equivalents         $  2,816,372         $  6,210,985
Rentals receivable                     244,232                5,928
Accounts receivable-affiliates         632,921              200,169
Interest receivable                      9,840               15,626
Notes receivable-lessee                 85,000               85,000
Remarketing receivables                 53,883              234,381

Rental equipment, at cost           28,875,710           26,648,802
Less accumulated depreciation      (12,603,462)         (15,490,492)
   Net rental equipment             16,272,248           11,158,310

Total assets                      $ 20,114,496         $ 17,910,399

Liabilities and partners' capital

Liabilities:
 Accounts payable - affiliates    $     -              $     37,928
 Accounts payable - other               27,876               36,803
 Accrued management fees                39,032               49,632
 Deferred income                       222,876              450,786
 Notes payable                       9,500,752            5,609,093
 Limited recourse notes payable         26,656               38,009
   Total liabilities                 9,817,192            6,222,251

Partners' capital:
 General Partner:
  Capital contribution                   1,000                1,000
  Cumulative net gain                   12,098                3,279
  Cumulative cash distributions       (354,087)            (331,360)
                                      (340,989)            (327,081)
 Limited Partners (500,000 units):
  Capital contributions net of
    offering costs                  44,539,778           44,539,778
  Cumulative net gain                1,197,730              324,666
  Cumulative cash distributions    (35,099,215)         (32,849,215)
                                    10,638,293           12,015,229
  Partners' capital                 10,297,304           11,688,148

Total liabilities and
  partners' capital               $ 20,114,496         $ 17,910,399


CSA INCOME FUND LIMITED PARTNERSHIP III
STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE MONTH
PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
______________________________________________________________________
                             THREE MONTHS             NINE MONTHS
                           1996        1995         1996        1995
Revenues:
Rental income         $ 1,988,222 $ 2,084,979  $ 5,332,640 $ 7,380,181
Interest income            25,276      62,151      105,921     157,853
Gain on sale
 of equipment                 838     380,621      259,927     675,028
Gain (loss) on
 foreign currency          (3,706)     (1,534)      (5,442)      8,316
  Total revenues        2,010,630   2,526,217    5,693,046   8,221,378


Costs and expenses:
Depreciation            1,441,138   1,649,794   3,994,236    5,713,194
Interest                  179,620     106,244     413,351      313,290
Management fees            99,411     104,249     266,632      369,009
Storage and
 Refurbishment              7,000      17,000      19,000       27,000
General and
 administrative            38,235      44,038     117,944      152,548
  Total expenses        1,765,404   1,921,325   4,811,163    6,575,041

Net income            $   245,226 $   604,892 $   881,883  $ 1,646,337

Net income allocation:
 General Partner      $     2,452 $     6,049 $     8,819  $    16,463
 Limited Partners         242,774     598,843     873,064    1,629,874
                      $   245,226 $   604,892 $   881,883  $ 1,646,337


Net income per
Limited Partnership
Unit                  $       .49 $      1.20 $      1.75  $      3.26

Number of Limited
Partnership Units         500,000     500,000     500,000      500,000

CSA INCOME FUND LIMITED PARTNERSHIP III
STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE AND NINE MONTH
PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
______________________________________________________________________
                            THREE MONTHS               NINE MONTHS
                          1996        1995         1996        1995
Cash flows from
 operations:
  Cash received from
   rental of
   equipment         $ 1,997,001 $ 3,958,859  $ 4,877,596 $ 7,732,228
  Cash paid for
   operating and
   management expenses  (137,748)   (209,500)    (423,103)   (580,637)
  Interest paid         (179,620)   (227,038)    (413,351)   (303,505)
  Interest received       21,103      62,151      111,707     157,853
Net cash from
 operations            1,700,736   3,584,472    4,152,849   7,005,939

Cash flows from
 investments:
  Value added tax
   reimbursed               -           -           -         239,724
  Purchase of
   equipment            (856,865) (1,506,888) (10,175,250) (1,862,468)
  Sale of equipment       30,046     885,153    1,490,889   2,023,162
Net cash from (used
 by) investments        (826,819)   (621,735)  (8,684,361)    400,418

Cash flows from
 financing:
  Accounts payable -
   equipment purchases      -          -             -        (98,995)
  Increase in accounts
   receivable-affiliate 1,282,788     (36,918)   (470,680)   (320,321)
  Proceeds from notes
   payable              1,666,225   1,554,325   6,416,017   1,812,862
  Repayment of notes
   payable             (1,104,590) (3,702,812) (2,535,711) (5,365,456)
  Payment of cash
   distributions         (757,575)   (757,575) (2,272,727) (2,272,727)
Net cash used by
 financing              1,086,848  (2,942,980)  1,136,899  (6,244,637)

Net change in cash and
 and cash equivalents   1,960,765      19,757  (3,394,613)  1,161,720
Cash and cash equivalents
 at beginning of period   855,607   4,212,409   6,210,985   3,070,446
Cash and cash equivalents
 at end of period      $2,816,372  $4,232,166  $2,816,372  $4,232,166

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

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund Limited Partnership III as of September 30, 1996 and December 31, 1995 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND LIMITED PARTNERSHIP III
GENERAL PARTNER'S DISCUSSION OF OPERATIONS
______________________________________________________________________

Gross rental income was $1,988,222 and $2,084,979 and net income was $245,226 and $604,892 for the quarters ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and September 30, 1995, gross rental income was $5,332,640 and $7,380,181 and net income was $881,883 and $1,646,337, respectively. The decrease in gross rental income in 1996 is attributable to the reduced rental rates for re-leased equipment and to the sale of equipment from the Partnership's portfolio. The decrease in net income in 1996 is the result of the decrease in gross rental income as well as a lower level of gains on sales of equipment. Additionally, the Partnership incurred a higher level of interest expense as more leases were financed during the second and third quarters of 1996.

The Partnership generated $5,643,738 from operations and the sale of equipment during the nine months ended September 30, 1996. The Partnership used these funds, proceeds from equipment financings and cash on hand to acquire additional equipment of $10,175,250, make scheduled debt payments of $2,535,711 and pay cash distributions to the partners of $2,272,727.

The Partnership distributed $.50 per Limited Partnership Unit on the 15th of July, August and September. To date, the Partnership has made cash distributions to the Limited Partners ranging from 62% to 78% of their initial investment, depending on when the Limited Partner entered the Partnership. The objective of the Partnership is to return the Limited Partners' investment through current cash distributions and provide a return on this investment by continued distributions as long as the equipment continues to be leased. However, revenues generated by the Partnership from lease renewals and remarketings after the initial lease terms have been lower than anticipated as a result of rapid technological obsolescence in high technology equipment. While the General Partner continues to pursue additional lease opportunities to increase the Partnership's distributions, based on an analysis of the remaining assets in the Partnership's portfolio, the General Partner presently estimates that the continued cash distributions may not fully return the entire initial investment of the Limited Partners and/or a return thereon. The General Partner will continue to report on the Limited Partners' return of investment with each cash distribution.

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



                      CSA Income Fund Limited
                       Partnership III (Registrant)
                      By its General Partner,
                       CSA Equity Funds, Inc.





Date: November 14, 1996                /s/ J. Frank Keohane
                                       President and
                                       Principal Executive Officer


Date: November 14, 1996                /s/ Richard F. Sullivan
                                       Vice President
                                       Principal Accounting and
                                       Finance Officer