Form 10-K
period 1996-12-31
CSA INCOME FUND LIMITED PARTNERSHIP III
filed 1997-03-31
CIK 831890

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           Commission file number 33-21267
December 31, 1996

                    CSA Income Fund Limited Partnership III
             (Exact name of registrant as specified in its charter)

        Massachusetts                              No. 04-3002909
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

22 Batterymarch Street, Boston, MA                          02109
(Address of principal executive                           Zip Code
           offices)

Registrant's telephone number, including area code:   (617) 357-1700
Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act: 500,000
                  Units of Limited Partnership Interest

Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Number of shares outstanding of each registrant's classes of securities:

                                                    Number of Units
    Title of Each Class                         at December 31, 1996
Units of Limited Partnership                           500,000
Interest:  $100 per unit

                     DOCUMENTS INCORPORATED BY REFERENCE
               Portions of Part IV are incorporated by reference
                 to Amendment No. 1 to Form S-1 and Form S-1,
                          Registration No. 33-21267

The exhibit index is located on pages 18 and 19

                                   Part I

Item 1.  Business

CSA Income Fund Limited Partnership III (the "Partnership") is a limited partnership organized under the provisions of The Massachusetts Uniform Limited Partnership Act. The Partnership is composed of CSA Equity Funds, Inc. (an affiliate of CSA Financial Corp.), the General Partner and, as of December 31, 1996, 3,133 Limited Partners owning 500,000 Units of Limited Partnership Interest of $100 each, the capital contributions of which aggregated to $50,000,000. The Partnership was formed on April 8, 1988 and commenced operations on August 31, 1988.
The offering period for the Partnership closed December 28, 1989.

The intended life of the Partnership contained in the original prospectus was five to seven years. The Partnership has been in operation seven years and the General Partner of CSA Income Fund
Limited Partnership III has determined that it is in the best interest of the Partnership and the Limited Partners to begin a wind-up of the Partnership in 1997, which is currently anticipated to be completed in 1998.

The Partnership was organized to engage in the business of acquiring income-producing equipment for investment. The Partnership's principal objectives are:

1. To acquire and lease Equipment, primarily through Operating Leases, to generate income during its entire useful life;

2.     To provide monthly Distributions of cash to the Limited
       Partners from leasing revenues and from the proceeds of sale or other disposition of Partnership Equipment; and

3. To reinvest in additional Equipment a portion of lease revenues and a substantial portion of Cash from Sales and Refinancings during the first years of the Partnership's operations.

The Partnership was formed primarily for investment purposes and not as a "tax shelter".

The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Selection of the Equipment for purchase and lease is based principally on the General Partner's evaluation of the usefulness of the Equipment in commercial or industrial applications and its estimate of the potential demand for the equipment at the end of the initial lease term.

The Partnership's equipment may include:

1. New and reconditioned computer peripheral equipment, computer terminal systems and data processing systems primarily manufactured by International Business Machines, Inc. (IBM) and qualified for IBM maintenance.

2. New telecommunications and telecomputer equipment consisting primarily of private automated branch exchanges (PBXs), advanced high-speed digital telephone switching devices, voice/data transmission devices and telephone/computer networks as well as telephone handsets and facsimile transmission products.

3. New office equipment consisting primarily of photocopying and graphic processing equipment.

4. New highway transportation equipment and new and reconditioned air transportation equipment consisting primarily of tractors, trailers, trucks, intermodal equipment, railroad rolling stock, passenger vehicles and corporate or commercial aircraft.

5. Miscellaneous other types of equipment which meet the investment objectives of the Partnership.

The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have access to more favorable financing. Competitive factors in the equipment leasing business primarily involve pricing and other financial arrangements. Marketing capability is also a factor.

As of December 31, 1996, substantially all of the remaining equipment in the Partnership's portfolio was leased under 72 separate leases to 37 lessees. The lessee providing at least 10% of total revenues during 1996 was:

                     K Mart Corporation        19%

Approximately 8% of the Partnership's equipment portfolio (based on cost) is located outside the United States as of December 31, 1996. The Partnership's leases and equipment are described more fully in Notes 3 and 4 to the Financial Statements included in Item 8.

Item 2.     Properties

The Partnership neither owns nor leases office space or equipment for The purpose of managing its day-to-day affairs. The General Partner, CSA Equity Funds, Inc. (CEF), has exclusive control over all aspects of the business of the Partnership, including provision of any necessary office space. As such, CEF will be compensated through Management fees and reimbursement of General and Administrative costs related to managing the Partnership's business. Excluded from the allowable reimbursement to the General Partner, however, will be any of the following: (1) Expenditures for rent or utilities; (2) Capital equipment and the related depreciation; and (3) Certain other administrative items.

Item 3.     Legal Proceedings

The Partnership is not a party to any pending legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

                               PART II

Item 5. Market for the Registrant' Equity Securities and Related Security Holder Matters

a. The Partnership's limited partnership interests are not publicly traded. There is no active market for the Partnership's limited partnership interests and it is unlikely that one will develop.

b.     Approximate Number of Equity Security Holders:

             Title of Class                      Number of Recordholders
    Units of Limited Partnership Interests            as of 12/31/96
              500,000                                     3,133

c.     Distributions are paid at a rate determined by the General
       Partner.

Item 6.     Selected Financial Data - Unaudited

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. The information should be read in conjunction with the Financial Statements and Notes thereto, and the General Partner's Discussion and Analysis of Financial Condition and Results of Operations, which are included in
Item 7 and 8 of this Report.

                         Years Ended December 31,
                    (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                      1996       1995      1994       1993         1992
Total Revenues     $  7,606    $ 9,929  $ 13,680   $ 16,257   $ 17,656

Net Income              877      2,111     2,775      2,706      2,994

Income per
 Limited Partnership
 Unit                  1.74       4.18      5.49       5.36       5.93

Total Assets         25,912     17,910    20,338     26,331     22,713

Notes Payable        16,116      5,609     5,874     11,721      5,572

Limited Recourse
Notes Payable                       38      239

Cash Distribution
  per Limited
  Partnership Unit   $ 6.00    $  6.00    $7.00     $  9.50    $ 12.00


Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Rental income for the years ended December 31, 1996, 1995, and 1994 was $7,209,039, $8,821,573 and $12,580,964, respectively. The decrease in rental income is due to expiring leases and the resulting reduced rental rates for re-leased equipment and the sale of equipment from the Partnership's portfolio. The decrease in 1996 rental income was primarily the result of the expiration and sale of a Lloyds Bank PLC lease during September 1995, which lease represented 29% of the rental revenue in 1995. However, the Partnership continued to actively seek out additional lease opportunities and acquired $19,693,078 of equipment during 1996.

Net income for the year ended December 31, 1996 was $876,814 as compared to net income of $2,111,130 and $2,775,040 in the years ended December 31, 1995 and 1994, respectively. Net income was also affected by a lower gain recorded on sale of equipment in 1996 of $264,219, compared to $834,047, and $877,266 in 1995, and 1994.

Interest income for 1996, 1995 and 1994 was $135,348, $259,813, and
$159,840, respectively. Depreciation expense for 1996, 1995 and 1994 was $5,566,884, $6,766,780 and $9,207,097, respectively, with the decreases primarily due to expiring leases and the high level of equipment sales in each of the last three years. Interest expense was $620,103, $372,501, and $827,538 for the years ended December 31, 1996,
1995, and 1994, respectively. Interest expense increased in 1996 primarily due to the additional leases financed during the year.

Liquidity and Capital Resources

During 1996, the Partnership generated $5,833,911 in cash flow from operations and $1,592,218 from the sale of equipment. The Partnership utilized this cash flow to reduce outstanding notes payable, make distributions to its partners and purchase equipment. In 1996, notes payable were reduced by $3,991,138 and cash distributions were $3,030,303. The Partnership purchased $19,693,078 of additional equipment utilizing $5,233,008 of cash and $14,460,070 of notes payable.

As of December 31, 1996, the Partnership did not have any material amount of equipment off lease and in storage.

The intended life of the Partnership contained in the original prospectus was five to seven years. The Partnership has been in operation seven years and the General Partner of CSA Income Fund
Limited Partnership III has determined that it is in the best interest of the Partnership and the Limited Partners to begin a wind-up of the Partnership in 1997, which is currently anticipated to be completed in 1998. The General Partner will endeavor to maximize the sale value of the remaining leases and equipment owned by the Partnership.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 64% to 80% of their initial investment, depending on when the Limited Partner entered the Partnership. The objective of the Partnership is to return the Limited Partners' investment through current cash distributions and provide a return on this investment by continued distributions as long as the equipment continues to be leased. However, revenues generated by the Partnership from lease renewals and remarketings after the initial lease terms have been lower than anticipated as a result of rapid technological obsolescence in high technology equipment. Based on an analysis of the remaining assets in the Partnership's portfolio, the General Partner presently estimates that the continued cash distributions may not fully return the entire initial investment of the Limited Partners and/or a return thereon.
The General Partner will continue to report on the Limited Partners' return of investment with each cash distribution.


Quarterly Financial Data - Unaudited

Summarized unaudited quarterly financial data for the years ended
December 31, 1996 and 1995 are as follows:

1996 Quarter Ended:          12/31        9/30        6/30          3/31
Total Revenues *        $1,912,997  $2,010,630  $2,036,000    $1,646,416
Net Income (loss) **        (5,069)    245,226     391,870       244,787
Net Income (loss)
  Per Limited
  Partnership Unit            (.01)        .49         .78           .48
Cash Distributions
  Per Limited
  Partnership Unit            1.50        1.50        1.50          1.50


1995 Quarter Ended:          12/31        9/30        6/30          3/31
Total Revenues *        $1,707,328  $2,526,217  $2,680,590    $3,014,571
Net Income **              464,793     604,892     515,753       525,692
Net Income
  Per Limited
  Partnership Unit             .92        1.20        1.02          1.04
Cash Distributions
  Per Limited
  Partnership Unit            1.50        1.50        1.50          1.50

* Total revenues include the net gains and losses from the sale of equipment.

** The fourth quarter of 1996 includes a charge to expense of $108,863 for adjustments to anticipated residual values. The corresponding amount for the fourth quarter of 1995 was $144,997.

Item 8.     Financial Statements


                     CSA Income Fund Limited Partnership III
                           Index to Financial Statements

Independent Auditors' Report

Statements of Financial Position
as of December 31, 1996 and 1995

Statements for the Years Ended
December 31, 1996, 1995 and 1994:


   Operations

   Cash Flows

   Changes in Partners' Capital (Deficit)

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT



To the Partners of CSA Income Fund Limited Partnership III


We have audited the accompanying statements of financial position of CSA Income Fund Limited Partnership III as of December 31, 1996 and 1995, and the related statements of operations, cash flows, and changes in partners capital (deficit) for the three years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 1 to the financial statements, the Partnership is entering a wind up phase in 1997. The General Partner anticipates that the Partnership will be dissolved in 1998.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSA Income Fund Limited Partnership III as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles.


                                     \s\ Sullivan Bille P.C.


Boston, Massachusetts
March 20, 1997


                  CSA INCOME FUND LIMITED PARTNERSHIP III
                  Statements of Financial Position as of
                      December 31, 1996 and 1995
Assets                                    1996                1995
Cash and cash equivalents          $   450,785         $ 6,210,985
Rentals receivable                     128,676               5,928
Accounts receivable-affiliates       1,140,003             200,169
Interest receivable                                         15,626
Notes receivable-lessee                 39,118              85,000
Remarketing receivables                 42,808             234,381

Rental equipment, at cost           35,231,829           26,648,802
  Less accumulated depreciation    (11,121,318)         (15,490,492)

     Net rental equipment           24,110,511           11,158,310

     Total assets                  $25,911,901          $17,910,399


Liabilities and Partners' Capital

Accounts payable-affiliates        $                    $    37,928
Accounts payable                        25,064               36,803
Accrued management fees                 29,853               49,632
Deferred income                        206,291              450,786
Notes payable                       16,116,034            5,609,093
Limited recourse notes payable                               38,009

     Total liabilities              16,377,242            6,222,251
Partners' Capital (deficit):
  General Partner:
   Capital contribution                  1,000                1,000
   Cumulative net income                12,047                3,279
   Cumulative cash distributions      (361,663)            (331,360)
                                      (348,616)            (327,081)

  Limited Partners (500,000 units):
   Capital contributions, net of
    offering costs                  44,539,778           44,539,778
   Cumulative net income             1,192,712              324,666
   Cumulative cash distributions   (35,849,215)         (32,849,215)
                                     9,883,275           12,015,229
   Partners' capital                 9,534,659           11,688,148
   Total liabilities and
     partners' capital             $25,911,901          $17,910,399

             See accompanying notes to financial statements.

                  CSA INCOME FUND LIMITED PARTNERSHIP III

                   Statements of Operations for the
               Years ended December 31, 1996, 1995 and 1994
                              1996               1995             1994
Revenue:
  Rental income         $ 7,209,039         $ 8,821,573     $12,580,964
  Interest income           135,348             259,813         159,840
  Gain on sale
    of equipment            264,219             834,047         877,266
  Gain (loss) on foreign
    currency transaction     (2,563)             13,273          62,041

     Total revenue        7,606,043           9,928,706      13,680,111

Expenses:
  Depreciation and
   amortization           5,566,884           6,766,780       9,207,097
  Interest                  620,103             372,501         827,538
  Management fee            360,452             441,079         629,048
  General and
   administrative           181,790             237,216         241,388

     Total expenses       6,729,229           7,817,576      10,905,071

     Net income         $   876,814         $ 2,111,130     $ 2,775,040

Net income allocation:

  General Partner       $     8,768         $    21,111     $    27,750
  Limited Partners          868,046           2,090,019       2,747,290

                        $   876,814         $ 2,111,130     $ 2,775,040
Net income per
  Limited Partnership
   Unit                 $      1.74         $      4.18     $      5.49

Number of Limited
  Partnership Units
    Outstanding             500,000             500,000         500,000

                  See accompanying notes to financial statements.

                  CSA INCOME FUND LIMITED PARTNERSHIP III
                       Statements of Cash Flows for the
                Years ended December 31, 1996, 1995 and 1994

                                 1996          1995                1994
Cash flows from operations:
  Cash received from rental
    of equipment             $ 6,876,800    $ 9,218,953     $12,531,846
  Cash paid for operating
    and management expenses     (573,760)      (709,970)       (370,437)
  Interest paid                 (620,103)      (391,354)       (808,685)
  Interest received              150,974        244,187         159,840

  Net cash from operations     5,833,911      8,361,816      11,512,564

Cash flows from investments:
  Value added tax                               239,724        (216,891)
Advances to/from
    affiliates                  (977,762)       148,200         378,149
Proceeds on notes receivable      45,882
  Purchase of equipment      (19,693,078)    (6,420,701)     (6,732,789)
  Sale of equipment            1,592,218      4,406,830       1,023,145

  Net cash used for
    investments              (19,032,740)    (1,625,947)     (5,548,386)

Cash flows from financing:
A/P equipment purchases                         (98,995)         98,995
  Proceeds from notes payable 14,460,070      5,539,397       2,361,453
  Repayment of notes payable  (3,991,138)    (6,005,429)     (7,969,217)
Payment of cash
    distributions             (3,030,303)    (3,030,303)     (3,535,354)

  Net cash provided by
    (used for) financing       7,438,629     (3,595,330)     (9,044,123)

Net change in cash and
  cash equivalents            (5,760,200)     3,140,539      (3,079,945)

Cash and cash equivalents
  at beginning of year         6,210,985      3,070,446       6,150,391

Cash and cash equivalents
  at end of year             $   450,785    $ 6,210,985     $ 3,070,446

           See accompanying notes to financial statements.

                CSA INCOME FUND LIMITED PARTNERSHIP III
            Statement of Changes in Partners' Capital (Deficit)
                Years ended December 31, 1996, 1995 and 1994

                                 Limited           General
                                 Partners          Partner        Total
Balance at December 31, 1993   $13,677,920    $  (310,285)  $13,367,635

Net income                       2,747,290         27,750     2,775,040

Cash distributions              (3,500,000)       (35,354)   (3,535,354)

Balance at December 31, 1994    12,925,210       (317,889)   12,607,321


Net income                       2,090,019         21,111     2,111,130

Cash distributions              (3,000,000)       (30,303)   (3,030,303)

Balance at December 31, 1995    12,015,229       (327,081)   11,688,148


Net income                         868,046          8,768       876,814

Cash distributions              (3,000,000)       (30,303)   (3,030,303)

Balance at December 31, 1996   $ 9,883,275    $  (348,616)  $ 9,534,659

             See accompanying notes to financial statements.

                      CSA INCOME FUND LIMITED PARTNERSHIP III
                            Notes to Financial Statements
                                  December 31, 1996

(1)     Organization

CSA Income Fund Limited Partnership III ("the Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on April 8, 1988 with an initial investment of $1,000, to invest primarily in equipment to be leased to third parties. On August 31, 1988, the Partnership commenced operations. As of December 31, 1996, the Partnership has 500,000 Units of Limited Partnership interests outstanding representing $50,000,000 of contributed capital.

CSA Equity Funds Inc., an affiliate of CSA Financial Corp., is the sole General Partner and manages the business and affairs of the Partnership. The intended life of the Partnership contained in the original prospectus was five to seven years. The Partnership has been in operation seven years and the General Partner of CSA Income Fund Limited Partnership III has determined that it is in the best interest of the Partnership and the Limited Partners to begin a wind-up of the Partnership in 1997, which is currently anticipated to be completed in 1998.

Distributable cash from operations, sales or Refinancings and profits or losses for federal income tax purposes are allocated 99% to the Limited Partners and 1% to the General Partner until Payout has occurred, and thereafter, 85% and 15%, respectively. Payout is achieved when the aggregate amount of all distributions to the Limited Partners equals the amount of the Limited Partners' original invested capital plus a cumulative 9% annual return (compounded daily) on unreturned invested capital.

In accordance with the Partnership Agreement, the Partnership is liable to the General Partner (or its affiliates) for management fees and reimbursable operating expenses, which are calculated in amounts not to exceed 5% and 1%, respectively, of gross rental revenues.

(2)     Significant Accounting Policies

The Partnership records are maintained on the accrual basis of accounting.

The Partnership accounts for equipment leases as operating leases; therefore, rental income is reported when earned. Equipment purchases are depreciated on a straight-line basis over the initial term of the lease to estimated realizable value. On a periodic basis, the Partnership conducts a review of the residual values of its equipment as compared to the estimated net realizable values for such equipment upon expiration of the related lease. The Partnership records additional charges to depreciation expense when net book values exceed estimated realizable values. In connection with this review for the years ended December 31, 1996, 1995 and 1994, the Partnership recorded additional charges of $108,863, $144,997 and $615,789 respectively, to depreciation expense.

                  CSA INCOME FUND LIMITED PARTNERSHIP III
                      Notes to Financial Statements

No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. The
Partnership's federal tax return is prepared solely to arrive at the Partner's individual taxable income or loss as reported on form K-1. In
1996 and 1995, the Partnerships book income exceeded federal taxable income by approximately $2,414,000 and $3,294,000, respectively. In 1994, the Partnership's federal taxable income exceeded book income by approximately $1,212,000. The differences are primarily due to the difference between tax and book depreciation methods and the related gain (loss) on sales of equipment.

The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting year. Actual results could differ from those estimates.

The Partnership considers short-term investments with original maturities of three months or less to be cash equivalents.

(3)     Rental Equipment

The Partnership purchases equipment subject to existing leases either directly from CSA Financial Corp. or the manufacturer. The purchase price to the Partnership is equal to the lesser of fair market value or cost as adjusted, if necessary, for rents received and carrying costs, plus an acquisition fee of 4% of cost.

During 1994, CSA Financial Corp. acquired TIC Leasing Corp. (TIC) from Turner Broadcasting System Inc. TIC's only asset was an interest in partnerships which owned a portfolio of equipment subject to leases consisting primarily of computer equipment. CSA Financial Corp. has assigned the beneficial interest in certain of the underlying equipment and the related leases to the Partnership.

Accordingly, the Partnership is accounting for it's interest in TIC as a purchase from CSA Financial Corp. of equipment and related debt, subject to the leases. The total cost to the Partnership for this equipment was $1,089,163 consisting of $447,531 in cash and $641,632 of debt assumed.

A summary of changes in rental equipment owned and its related accumulated depreciation is as follows:

                       Beginning                      Sales/          Ending
                       Balance        Additions       Retirements     Balance
Costs for
  the periods
  ended:

December 31, 1994   $ 58,795,379   $ 6,732,789     $ 15,800,135  $ 49,728,033

December 31, 1995   $ 49,728,033   $ 6,420,701     $ 29,499,932  $ 26,648,802

December 31, 1996   $ 26,648,802   $19,693,078     $ 11,110,051  $ 35,231,829

Accumulated depreciation
  for the periods ended:

December 31, 1994   $ 40,975,195   $ 9,207,097     $ 15,654,256  $ 34,528,036

December 31, 1995   $ 34,528,036   $ 6,766,780     $ 25,804,324  $ 15,490,492

December 31, 1996   $ 15,490,492   $ 5,566,884     $  9,936,058  $ 11,121,318

                     CSA INCOME FUND LIMITED PARTNERSHIP III
                          Notes to Financial Statements

(4)     Leases

As of December 31, 1996, substantially all of the Partnership's equipment was leased under 72 separate leases to 37 lessees. Approximately
8% of the Partnership's equipment portfolio (based on cost) is located outside of the United States. One lessee provided approximately 19% of the Partnership's revenues in 1996 as compared to three lessees providing
53% (29%, 13% and 11%, respectively) in 1995 and three lessees providing
56% (27%, 16% and 13%, respectively) in 1994.

Minimum annual lease rentals scheduled to be received under existing noncancellable operating leases are as follows:

                         Year                 Amount
                         1997               $ 9,057,962
                         1998                 7,063,157
                         1999                 2,797,112
                         2000                   515,088
                         2001                   163,690
                                            $19,597,009

(5)     Notes Payable

Notes payable consist of nonrecourse notes due in monthly installments, with interest rates that range from 6.00% to 10.12% per annum. Such notes are collateralized by equipment with a cost of $26,912,994.

Annual maturities of notes payable at December 31, 1996, are as follows:

                         Year                  Amount
                         1997               $ 7,099,441
                         1998                 5,944,716
                         1999                 2,521,816
                         2000                   475,270
                         2001                    74,791
                                            $16,116,034

(6)     Limited Recourse Notes Payable

Limited recourse notes payable of $38,009 as of December 31, 1995, were paid off on the original maturity date of the applicable lease during 1996. All of the Partnership's limited recourse notes payable were incurred as part of the acquisition of equipment subject to lease interests, obtained in connection with CSA Financial Corp.'s acquisition of TIC Leasing Corp. (See note 3).

(7)     Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents
The carrying amount of cash and cash equivalents approximates its fair value due to their short maturity.

Notes Payable

The fair value of the Partnership's notes payable is based on the market price for the same or similar debt issues or on the current rates offered to the Partnership for debt with the same remaining maturity. The carrying amount of notes payable approximates fair value.

(8)     Related Party Transactions

Fees and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years 1996, 1995 and 1994 are as follows:

                                 1996          1995          1994
Equipment acquisition fees  $   755,218   $   246,950    $   280,083
Management fee                  360,452       441,079        629,048
Reimbursable operating expenses  72,090        88,216        125,810
Storage and Refurbishment        24,000        48,000         41,898
                            $ 1,211,760   $   824,245    $ 1,076,839

(9)     Net Cash Provided from Operations

The reconciliation of net income to net cash from operations for the years 1996, 1995 and 1994 are as follows:

                                 1996          1995          1994
Net income                  $   876,814   $ 2,111,130    $ 2,775,040
(Gain) on sale of equipment    (264,219)     (834,047)      (877,266)
Depreciation and amortization 5,566,884     6,766,780      9,207,097
(Increase) decrease
 in receivables                 (69,555)      288,154        277,253
Increase (decrease) in payables
 and deferred income           (276,013)       29,799        130,440

Net cash from operations    $ 5,833,911   $ 8,361,816    $11,512,564

(10)     Notes Receivable - Lessee

In November 1995, the Partnership settled its claims against a lessee for past and future amounts due under its lease for cash plus a note receivable of $85,000. The lessee paid half of the note in November 1996 and is making monthly payments to pay off the remaining balance by November 1997.

(11)     Reclassification of Amounts

Certain amounts in the financial statements for the years ended
December 31, 1995 and December 31, 1994 have been reclassified to be consistent with the current year's presentation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None.

                                  PART III

Item 10.     Directors and Executive Officers of the Registrant

The Partnership has no directors or officers. All management functions are performed by CSA Equity Funds, Inc., the corporate
General Partner. The current directors and officers of the corporate General Partner are:

            Name            Age        Title(s)               Elected

J. Frank Keohane             60      Director & President     04/01/88
Richard P. Timmons           42      Controller               03/01/95
Trevor A. Keohane            30      Director                 05/28/93
Claudine A. Aquillon         31      Clerk                    08/30/95


Term of Office:  Until a successor is elected.


Item 11.     Executive Compensation

(a), (b), (c), (d) and (e): The Officers and Directors of the General Partner receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the General Partner. There exists no remuneration plan or arrangement with any Officer or Director of the General
Partner resulting from resignation, retirement or any other termination. See Note 8 of the Notes to Financial Statements included in Item 8 of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management

By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided for in Section 13.2 of the Agreement of Limited Partnership (subject to Section 13.3), a majority in interest of the Limited Partners have voting rights with respect to:

     1.     Amendment of the Limited Partnership Agreement.

     2.     Termination of the Partnership.

     3.     Removal of the General Partner.

     4. Approval or disapproval of the sale of substantially all the assets of the Partnership if such sale occurs prior to December 28, 1996.

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's outstanding Limited Partnership Units as of December 31, 1996.

Item 13.     Certain Relationships and Related Transactions

The General Partner is affiliated with the General Partner for CSA
Income Fund Limited Partnership II and CSA Income Fund IV Limited Partnership.

The General Partner or affiliates may act in that capacity for other income fund limited partnerships in the future.

                              PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)     (1)     Financial Statements - See accompanying Index to
                Financial Statements - Item 8.

        (2) Financial Statement Schedules - All schedules have been omitted as not required, not applicable or the information required to be shown therein is included in the Financial Statements and related notes.

        (3)     Exhibits Index

                Except as set forth below, all exhibits to Form 10-K, as set forth in item 601 of Regulation S-K are not applicable.

                                                    Page Number or
Exhibit                                            Incorporated by
Number                 Description                     Reference
4.1           Agreement of Limited Partnership             *

4.2           Subscription Agreement                      **

4.3           Certificate of Limited Partnership and     ***
              Agreement of Limited Partnership dated
              April 8, 1988

4.4           First Amended and Restated Certificate    ****
              of Limited Partnership and Agreement
              of Limited Partnership dated June 22,
              1988

10.1          Escrow Agreement                           ***

11.0          Information regarding a change in the
              Registrant's Certifying Accountant        *****

* Included as Exhibit A to Amendment No. 1 to Form S-1, Registration Statement No. 33-21267 filed with the Securities and Exchange Commission on June 23, 1988.

** Included as Exhibit C to Amendment No. 1 to Form S-1 to Registration Statement No. 33-21267 filed with the Securities and Exchange Commission on June 23, 1988.

*** Included with the Exhibit Volume to Form S-1, Registration Statement No. 33-21267 filed with the Securities and Exchange Commission on April 15, 1988.

**** Included with the Exhibit Volume to Amendment No. 1 to Form S-1, Registration Statement No. 33-21267 filed with the Securities and Exchange Commission on June 23, 1988.

***** Included in reports on Form 8-K filed on October 26, 1994 and January 6, 1995.

(b) Reports on Form 8-K There were no reports filed during the fourth quarter of 1996.

                                 Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CSA Income Fund Limited
                            Partnership III (Registrant)
                            By its General Partner,
                            CSA Equity Funds, Inc.



Date:
                           /S/ J. Frank Keohane, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            By its General Partner,
                            CSA Equity Funds, Inc.


Date:
                          /S/ J. Frank Keohane
                          President & Director
                          Principal Executive Officer


Date:
                          /S/ Richard P  Timmons
                          Controller
                          Principal Accounting and
                          Finance Officer