Form 10-Q
period 1997-03-31
CSA INCOME FUND LIMITED PARTNERSHIP III
filed 1997-05-15
CIK 831890

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1997

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

CSA INCOME FUND LIMITED PARTNERSHIP III
STATEMENTS OF FINANCIAL POSITION AS OF MARCH 31, 1997 AND DECEMBER 31,
1996
                                (Unaudited)
                               March 31, 1997         December 31, 1996
Assets

Cash and cash equivalents      $    222,964             $  450,785
Rentals receivable                   67,899                128,676
Accounts receivable-affiliates                           1,140,003
Notes receivable-lessee              32,269                 39,118
Remarketing receivables              38,444                 42,808

Rental equipment, at cost        38,833,455             35,231,829
Less accumulated depreciation   (11,510,968)           (11,121,318)

     Net rental equipment        27,322,487             24,110,511

          Total assets         $ 27,684,063           $ 25,911,901


Liabilities and
 partners' capital

Accounts payable - affiliates  $  2,786,594           $
Accounts payable                     18,316                 25,064
Accrued management fees              33,182                 29,853
Deferred income                     156,716                206,291
Notes Payable                    15,762,563             16,116,034

     Total liabilities           18,757,371             16,377,242

Partners' capital:
 General Partner:
  Capital contribution                1,000                  1,000
  Cumulative net income              83,496                 12,047
  Cumulative cash distributions    (369,239)              (361,663)
                                   (284,743)              (348,616)

 Limited Partners
  (500,000 units):
   Capital contributions net
    of offering costs            44,539,778             44,539,778
   Cumulative net income          1,270,872              1,192,712
   Cumulative cash distributions(36,599,215)           (35,849,215)
                                  9,211,435              9,883,275

     Partners' capital            8,926,692              9,534,659

          Total liabilities
           and partners'
           capital             $ 27,684,063           $ 25,911,901

CSA INCOME FUND LIMITED PARTNERSHIP III
STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED
MARCH 31, 1997 AND 1996

                                    1997                      1996

Revenues:
Rental income                   $ 2,466,603            $ 1,662,791
 Interest income                     13,030                 57,405
 Gain (loss) on sale of
  equipment                          71,449                (73,101)
 Gain (loss) on foreign
  currency                            2,145                   (679)
     Total revenues               2,553,227              1,646,416

Costs and expenses:
 Depreciation/amortization        1,979,852              1,157,823
 Interest expense                   254,227                115,179
 Management fees                    123,330                 83,140
 Storage & Refurbishment              2,000                  5,000
 General and administrative          44,209                 40,487
     Total expenses               2,403,618              1,401,629

Net income                      $   149,609            $   244,787

Net income allocation:
 General Partner                $    71,449            $     2,448
 Limited Partners                    78,160                242,339
                                $   149,609            $   244,787

Net income per Limited
 Partnership Unit               $       .16            $       .48

Number of Limited Partnership
 Units                              500,000                500,000

CSA INCOME FUND LIMITED PARTNERSHIP III
STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED
MARCH 31, 1997 AND 1996
[CAPTION]
                                          1997                   1996

Cash flows from operations:
 Cash received from rental
  of equipment                 $  2,456,146           $  1,925,046
 Cash paid for operating and
  management expenses              (172,958)              (129,196)
 Interest paid                     (254,227)              (109,132)
 Interest received                   13,030                 70,079
     Net cash from operations     2,041,991              1,756,797

Cash flow from investments:
 Purchase of equipment           (5,470,922)            (4,393,193)
 Sale of equipment                  378,712                285,633
     Net cash from
      (used by) investments      (5,092,210)            (4,107,560)

Cash flows from financing:
 Accounts payable - equipment
  purchases                                              1,331,217
 Advances to/from affiliates      3,926,597
 Payment from notes receivable        6,848
 Proceeds from notes payable      1,642,258
 Repayment of notes payable      (1,995,729)              (666,718)
 Payment of cash distributions     (757,576)              (757,576)
     Net cash from
      (used by) financing         2,822,398                (93,077)

Net change in cash
 and cash equivalents              (227,821)            (2,443,840)
Cash and cash equivalents
 at beginning of period             450,785              6,210,985
Cash and cash equivalents
 at end of period              $    222,964           $  3,767,145


CSA INCOME FUND LIMITED PARTNERSHIP III
NOTE TO FINANCIAL STATEMENTS

The quarterly financial statements have been prepared by the Partnership without audit. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund Limited Partnership III as of March 31, 1997 and December 31, 1996 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND LIMITED PARTNERSHIP III
GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Gross rental income was $2,466,603 and $1,662,791 and net income was $149,609 and $244,787 for the quarters ended March 31, 1996 and 1995, respectively. The increase in gross rental income was primarily due to the $19,693,078 of new equipment leased during 1996. The net income decrease is primarily attributable to the increase in depreciation expense associated with the new leases added during 1996.

The Partnership generated $2,420,703 in cash flow from operations and from the sale of equipment during the three months ended March 31, 1997. The Partnership used these funds and cash on hand to acquire additional equipment of $5,470,922, pay down notes payable by $1,995,729 and pay cash distributions to the Limited Partners of $750,000.

The intended life of the Partnership contained in the original prospectus was five to seven years. The Partnership has been in operation in excess of seven years. The General Partner of CSA Income Fund Limited Partnership III informed the Limited Partners in the Partnership's 1996 10-K and Annual Report that the Partnership would begin the wind up of the Partnership in 1997, which is currently anticipated to be completed in 1998. In accordance with the Partnership Agreement, pursuant to section 8.3 (c), accounting profits from the sale of equipment that results in the dissolution of the Partnership, shall be allocated to each partner first in the amount equal to the negative balance in the Capital Account of such partner. In connection with the wind up of the Partnership, certain gains on the disposition of partnership assets were allocated during the first quarter of 1997 to the General Partner to reduce its Capital Account negative balance.

The Partnership distributed $ .50 per limited partnership unit on the 15th of January, February and March 1997. To date, the Partnership has made cash distributions to the Limited Partners ranging from 66% to 82% of their initial investment, depending on when the Limited Partner entered the Partnership. The objective of the Partnership is to return the Limited Partners' investment through current cash distributions and provide a return on this investment by continued distributions as long as the equipment continues to be leased. However, revenue generated by the Partnership from lease renewals and remarketings after the initial lease terms have been lower than anticipated as a result of more rapid obsolescence in high technology equipment. While the General Partner continues to pursue additional lease opportunities to increase the Partnership's distributions, based on an analysis of the remaining assets in the Partnerships' portfolio, the General Partner presently estimates that the continued cash distributions may not fully return the entire initial investment of the Limited Partners and/or a return thereon. The General partner will continue to report on the Limited Partners' return of investment with each cash distribution.

CSA INCOME FUND LIMITED PARTNERSHIP III
PART II

Item 1 - Legal Proceedings
         None

Item 2 - Changes in Securities
         None

Item 3 - Defaults Upon Senior Securities
         None

Item 4 - Submission of Matters to a Vote of Security Holders
         None

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K
         (a) Exhibits - Exhibit 27 - Financial Data Schedule.
         (b) Reports on Form 8-K - There were no reports filed during the first quarter of 1997.

SIGNATURES

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


                                       CSA Income Fund Limited
                                       Partnership III (Registrant)
                                       By its General Partner,
                                       CSA Equity Funds, Inc.




Date: 05/15/97
                                       /s/ J. Frank Keohane
                                       J. Frank Keohane, President
                                       Principal Executive Officer






Date: 05/15/97
                                       /s/ Richard P. Timmons
                                       Richard P. Timmons
                                       Controller
                                       Principal Accounting and
                                       Finance Officer