Form 10-Q
period 1997-06-30
CSA INCOME FUND LIMITED PARTNERSHIP III
filed 1997-08-14
CIK 831890

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

          (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1997

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

CSA INCOME FUND LIMITED PARTNERSHIP III
STATEMENTS OF FINANCIAL POSITION AS OF JUNE 30, 1997 (UNAUDITED) AND
DECEMBER 31, 1996.

                                     (Unaudited)
                                       June 30,             December 31,
                                       1997                 1996
Assets

Cash and cash equivalents       $       428,569         $    450,785
Rentals receivable                       79,455              128,676
Accounts receivable-affiliates          102,350            1,140,003
Notes receivable-lessee                  21,781               39,118
Remarketing receivables                 171,740               42,808

Rental equipment, at cost            36,234,984           35,231,829
Less accumulated depreciation       (11,284,638)         (11,121,318)

     Net rental equipment            24,950,346           24,110,511

     Total assets                  $ 25,754,241         $ 25,911,901

Liabilities and partners' capital

Accounts payable-other             $     19,891         $     25,064
Accrued management fees                  39,378               29,853
Deferred income                         111,579              206,291
Notes payable                        17,216,264           16,116,034
     Total liabilities               17,387,112           16,377,242

Partners' capital:
 General Partner:
  Capital contribution                    1,000                1,000
  Cumulative net income                 223,376               12,047
  Cumulative cash distributions        (376,815)            (361,663)
                                       (152,439)            (348,616)
 Limited Partners (500,000 units):
  Capital contributions net of
    offering costs                   44,539,778           44,539,778
  Cumulative net income               1,329,005            1,192,712
  Cumulative cash distributions     (37,349,215)         (35,849,215)
                                      8,519,568            9,883,275
Total Partners' capital               8,367,129            9,534,659

     Total liabilities and
       partners' capital           $ 25,754,241         $ 25,911,901

CSA INCOME FUND LIMITED PARTNERSHIP III
STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX MONTH
PERIODS ENDED JUNE 30, 1997 AND 1996



                           Three Months Ended           Six Months Ended
                          June 30,     June 30,       June 30,     June 30,
                          1997         1996           1997         1996

Revenues:
  Rental income         $ 2,833,935  $ 1,681,627   $ 5,300,538  $ 3,344,418
  Interest income             6,747       23,240        19,777       80,645
  Gain on sale
   of equipment             139,880      332,190       211,329      259,089
  Exchange gain (loss)
   on foreign currency        2,292       (1,057)        4,437       (1,736)
     Total revenues       2,982,854    2,036,000     5,536,081    3,682,416


Costs and expenses:
  Depreciation and
   amortization           2,265,828    1,395,275     4,245,680    2,553,098
  Interest                  326,663      118,552       580,890      233,731
  Management fees           141,697       84,081       265,027      167,221
  Storage and
   Refurbishment              1,253        7,000         3,253       12,000
  General and
   administrative            49,400       39,222        93,609       79,709
     Total expenses       2,784,841    1,644,130     5,188,459    3,045,759

Net income              $   198,013  $   391,870    $  347,622  $   636,657

Net income allocation:
  General Partner       $   139,880  $     3,919    $  211,329  $     6,367
  Limited Partners           58,133      387,951       136,293      630,290
                        $   198,013  $   391,870    $  347,622  $   636,657


Net income per
  Limited Partnership
  Unit                 $        .11  $       .78    $      .27  $      1.26

Number of Limited
  Partnership Units         500,000      500,000       500,000      500,000

CSA INCOME FUND LIMITED PARTNERSHIP III
STATEMENTS OF CASH FLOWS(UNAUDITED) FOR THE THREE AND SIX MONTH
PERIODS ENDED JUNE 30, 1997 AND 1996
                          Three Months Ended         Six Months Ended
                          June 30,     June 30,     June 30,    June 30,
                          1997         1996         1997        1996
Cash flows from
   operations:
  Cash received from
   rental of
   equipment            $ 2,781,302  $ 1,672,902 $ 5,237,448 $ 2,877,337
  Cash paid for
   operating and
   management
   expenses                (184,579)    (156,159)   (357,537)   (285,355)
  Interest paid            (326,663)    (112,094)   (580,890)   (221,226)
  Interest received           6,747       20,525      19,777      90,604
   Net cash from
    operations            2,276,807    1,425,174   4,318,798   2,461,360

Cash flow from
   investments:
  Purchase of equipment    (157,247)  (4,925,192) (5,628,169) (9,318,385)
  Sale of equipment         268,375    1,165,963     647,087   1,451,596
   Net cash from
    (used by)
    investments             111,128   (3,759,229) (4,981,082) (7,866,789)

Cash flows from financing:
  Proceeds from notes
   receivable                10,489            -      17,337           -
  Accounts payable
   equipment                      -   (1,331,217)          -           -
  Advances to/from
   affiliates            (2,888,944)  (2,474,079)  1,037,653  (1,753,468)
  Proceeds from notes
   payable                3,617,836    4,749,792   5,260,094   4,749,792
  Repayment of notes
   payable               (2,164,135)    (764,403) (4,159,864) (1,431,121)
  Payment of cash
   distributions           (757,576)    (757,576) (1,515,152) (1,515,152)
  Net cash from
   (used by)
    financing            (2,182,330)    (577,483)    640,068      50,051

Net change in cash          205,605   (2,911,538)    (22,216) (5,355,378)
Cash at beginning of
  period                    222,964    3,767,145     450,785   6,210,985
Cash at end of period   $   428,569  $   855,607 $   428,569 $   855,607

CSA INCOME FUND LIMITED PARTNERSHIP III
NOTE TO FINANCIAL STATEMENTS


The quarterly financial statements of the Partnership presented herein are without audit except for the December 31, 1996 balance sheet information. Certain information and footnote disclosure normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund Limited Partnership III as of June 30, 1997 and June 30, 1996 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND LIMITED PARTNERSHIP III
GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Gross rental income was $2,833,935 and $1,681,627 and net income was $198,013 and $391,870 for the quarters ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and June 30,1996, gross rental income was $5,300,538 and $3,344,418 and net income was $347,622 and $636,657, respectively. The increase in gross rental income was primarily due to the $25,321,247 of new equipment leased during 1996 and 1997. The net income decrease is primarily attributable to the increase in depreciation expense associated with the new equipment leases.

The Partnership generated $4,965,885 in cash flow from operations and sale of equipment during the six months ended June 30, 1997. The Partnership used these funds and proceeds from equipment financings to acquire additional equipment of $5,628,169, make payments on notes payable of $4,159,864 and make distributions to partners of $1,515,152.

The General Partner of CSA Income Fund Limited Partnership III informed the Limited Partners in the Partnership's 1996 10-K and Annual Report that the Partnership would begin the wind-up process of the Partnership in 1997, which process is currently anticipated to be completed in 1998. In accordance with Section 8.3 (c) of the Partnership Agreement, accounting profits from the sale of equipment that result in the dissolution of the Partnership shall be allocated first to the negative balance of any Partners' Capital Account. For this reason, certain gains on the disposition of Partnership assets were allocated during the second quarter of 1997 to the General Partner to reduce its negative Capital Account.

The Partnership distributed $.50 per Limited Partnership Unit on the 15th of April, May, and June. To date, the Partnership has made cash distributions to the Limited Partners ranging from 67% to 83% of their initial investment, depending on when the Limited Partner entered the Partnership. The objective of the Partnership is to return the Limited Partners' investment through current cash distributions and provide a return on this investment by continued distributions as long as the equipment continues to be leased. As previously reported certain revenues generated by the Partnership from lease renewals and remarketings after the initial lease terms were lower than anticipated as a result of more rapid obsolescence in high technology equipment. Also as previously reported, The General Partner continues to estimate that continued cash distributions may not fully return the entire initial investment of the Limited Partners and/or a return thereon. The General Partner will continue to report on the Limited Partners' return of investment with each cash distribution.

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



                           CSA Income Fund Limited
                            Partnership III (Registrant)
                           By its General Partner,
                            CSA Equity Funds, Inc.





Date:
                               /s/ J. Frank Keohane
                               President and
                               Principal Executive Officer


Date:
                               /s/ Richard P. Timmons
                               Controller
                               Principal Accounting and
                               Finance Officer













	Form 10-Q - Page 8