Form 10-Q
period 1997-09-30
CSA INCOME FUND LIMITED PARTNERSHIP III
filed 1997-11-18
CIK 831890

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

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

                     STATEMENTS OF FINANCIAL POSITION AS OF
                            (Unaudited)
                           September 30,        December 31,
                               1997                1996
Assets

Cash and cash equivalents   $    221,650        $    450,785
Rentals receivable                67,581             128,676
Accounts receivable-affiliates    38,736           1,140,003
Notes receivable-lessee           18,226              39,118
Remarketing receivables            2,121              42,808
Rental equipment, at cost     35,669,488          35,231,829
Less accumulated depreciation(12,915,033)       (11,121,318)
    Net rental equipment      22,754,455          24,110,511

Total assets                $ 23,102,769        $ 25,911,901

Liabilities and partners' capital

Liabilities:
Accounts payable - other    $     51,122        $     25,064
Accrued management fees           33,147              29,853
Deferred income                   93,053             206,291
Notes payable                 15,440,589          16,116,034
   Total liabilities          15,617,911          16,377,242

Partners' capital (deficit):
 General Partner:
  Capital contribution             1,000               1,000
  Cumulative net gain            267,960              12,047
  Cumulative cash
    distributions               (384,390)           (361,663)
                                (115,430)           (348,616)
 Limited Partners (500,000 units):
  Capital contributions net of
    offering costs            44,539,778          44,539,778
  Cumulative net gain          1,159,725           1,192,712
  Cumulative cash
    distributions            (38,099,215)        (35,849,215)
                               7,600,288           9,883,275
  Partners' capital            7,484,858           9,534,659

  Total liabilities and
      partners' capital     $ 23,102,769        $ 25,911,901


                      CSA INCOME FUND LIMITED PARTNERSHIP III

                              STATEMENTS OF OPERATIONS
                                     (Unaudited)


                     Quarters Ended         Nine Months Ended
                    September   September   September  September
                     30, 1997    30, 1996    30, 1997     30,1996
Revenues:
  Rental income   $ 2,565,381  $1,988,222  $7,865,919  $5,332,640
  Interest income       1,947      25,276      21,724     105,921
  Gain on sale
   of equipment        44,584         838     255,913     259,927
  Gain (loss) on
   foreign currency     2,437      (3,706)      6,874      (5,442)
    Total revenues  2,614,349   2,010,630   8,150,430   5,693,046


Costs and expenses:
  Depreciation     2,243,729   1,441,138   6,489,409   3,994,236
  Interest           323,377     179,620     904,267    413,351
  Management fees    128,269      99,411     393,296    266,632
  Storage and
   Refurbishment           -       7,000       3,253      19,000
  General and
   administrative     43,670      38,235     137,279     117,944
    Total expenses 2,739,045   1,765,404   7,927,504   4,811,163

Net income (loss) $ (124,696)$   245,226 $   222,926 $   881,883

Net income (loss)
 allocation:
  General Partner $   44,584 $     2,452 $   255,913 $     8,819
  Limited Partners  (169,280)    242,774     (32,987)    873,064
                 $  (124,696)$   245,226 $   222,926 $   881,883


Net income (loss) per
   Limited Partnership
   Unit          $      (.34)$       .49 $      (.07)$      1.75

Number of Limited
   Partnership Units 500,000     500,000     500,000     500,000

                   CSA INCOME FUND LIMITED PARTNERSHIP III

                         STATEMENTS OF CASH FLOWS
                              (Unaudited)
                         Quarters Ended      Nine Months Ended
                    September   September  September September
                     30, 1997    30, 1996   30, 1997   30, 1996
Cash flows from
 operations:
  Cash received from
   rental of
   equipment     $ 2,531,115  $ 1,997,001  $ 7,768,563  $ 4,877,596
  Cash paid for
   operating and
   management
   expenses         (146,939)    (137,748)   (504,476)     (423,103)
  Interest paid     (323,377)    (179,620)   (904,267)     (413,351)
  Interest received    1,947       21,103      21,724       111,707
    Net cash from
      operations   2,062,746    1,700,736   6,381,544     4,152,849

Cash flows from
 investments:
  Purchase of
   equipment         (33,522)    (856,865) (5,661,691)  (10,175,250)
  Sale of equipment  229,938       30,046     877,025     1,490,889
   Net cash from
   (used by)
   investments       196,416     (826,819) (4,784,666)   (8,684,361)

Cash flows from
 financing:
  Proceeds from
   notes receivable    3,555            -       20,892            -
  Advances from (to)
   affiliates         63,613    1,282,788    1,101,266     (470,680)
  Proceeds from
   notes payable     388,795    1,666,225    5,648,889    6,416,017
  Repayment of
   notes payable  (2,164,469)  (1,104,590)  (6,324,333)  (2,535,711)
  Payment of cash
   distributions    (757,575)    (757,575)  (2,272,727)  (2,272,727)
  Net cash from
   (used by)
   financing      (2,466,081)   1,086,848   (1,826,013)   1,136,899

Net change in cash
   and cash
   equivalents      (206,919)   1,960,765     (229,135)  (3,394,613)


Cash and cash
  equivalents at
  beginning of
  period             428,569      855,607      450,785    6,210,985
Cash and cash
  equivalents
  at end of period $ 221,650  $ 2,816,372  $   221,650  $ 2,816,372

               CSA INCOME FUND LIMITED PARTNERSHIP III

                    NOTE TO FINANCIAL STATEMENTS


The quarterly financial statements of the Partnership presented herein are without audit except for the December 31, 1996 Balance Sheet. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund Limited Partnership III as of September 30,1997 and September 30, 1996 and the results of operations and cash flows for the periods presented therein.

                 CSA INCOME FUND LIMITED PARTNERSHIP III
               GENERAL PARTNER'S DISCUSSION OF OPERATIONS


Rental income was $2,565,381 and $1,988,222 and net income (loss) was ($124,696) and $245,226 for the quarters ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and September 30, 1996, rental income was $7,865,919 and $5,332,640 and net income was $222,926 and $881,883, respectively. The increase in rental income in 1997 is attributable to the $25,321,247 of new equipment leased during 1996 and 1997. The decrease in net income is primarily attributable to the increase in depreciation and interest expense associated with the new equipment leases.

The Partnership generated $7,258,569 from operations and the sale of equipment during the nine months ended September 30, 1997. The Partnership used these funds and proceeds from equipment financings to acquire additional equipment of $5,661,691, make scheduled debt payments of $6,324,333 and pay cash distributions to the partners of $2,272,727.

As previously reported, the General Partner has started the process of Winding-Up the Partnership and expects to complete such by late 1998. The Partnership has over ninety active leases of which the General Partner intends to negotiate ultimate lease and equipment disposition. Distributions may fluctuate from the Wind-Up stage proceeds, however the current intent of the General Partner is to maintain a 6% distribution level for the near future.

The Partnership distributed $.50 per Limited Partnership Unit on the 15th of July, August and September. To date, the Partnership has made cash distributions to the Limited Partners ranging from 68% to 84% of their initial investment, depending on when the Limited Partner entered the Partnership. As previously reported, certain revenues generated by the Partnership from lease renewals and remarketings after the initial lease terms were lower than anticipated as a result of more rapid technological obsolescence in high technology equipment. Also as previously reported, the General Partner still estimates that the continued cash distributions may not fully return the entire initial investment of the Limited Partners and/or a return thereon. The
General Partner will continue to report on the Limited Partners' return of investment with each cash distribution.

                 CSA INCOME FUND LIMITED PARTNERSHIP III

                              PART II


Item 1 - Legal Proceedings
     None

Item 2 - Changes in Securities
     None

Item 3 - Defaults Upon Senior Securities
     None

Item 4 - Submission of Matters to a Vote of Security Holders
     None

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits - Exhibit 27. Financial Data Schedule

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



                           CSA Income Fund Limited
                         Partnership III (Registrant)
                           By its General Partner,
                            CSA Equity Funds, Inc.



Date: 11/14/97                         /s/ J. Frank Keohane
                                       J. Frank Keohane, President
                                       Principal Executive Officer






Date: 11/14/97                          /s/ Richard P. Timmons
                                        Richard P. Timmons,
                                        Corporate Controller
                                        Principal Financial Officer