Form 10-K
period 1997-12-31
CSA INCOME FUND LIMITED PARTNERSHIP III
filed 1998-03-31
CIK 831890

UNITED STATES


                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE     ACT OF 1934

For the fiscal year ended              Commission file number 33-21267
December 31, 1997

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

Indicate by check whether registrant (1) has filed all reports requiredto be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   X    No

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

                                                    Number of Units
    Title of Each Class                           at December 31, 1997
Units of Limited Partnership                            500,000
Interest:  $100 per unit

                  DOCUMENTS INCORPORATED BY REFERENCE
               Portions of Part IV are incorporated by reference
                 to Amendment No. 1 to Form S-1 and Form S-1,
                           Registration No. 33-21267

The exhibit index is located on pages 18 and 19.

                              Part I
Item 1.  Business

CSA Income Fund Limited Partnership III (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act. The Partnership is composed of CSA Equity Funds, Inc. (an affiliate of CSA Financial Corp.), the General Partner and, as of December 31, 1997, 3,127 Limited Partners owning 500,000 Units of Limited Partnership Interest of $100 each. The capital contributions of the Partners aggregated $50,000,000. The Partnership was formed on April 8, 1988 and commenced operations on August 31, 1988. The offering period for the Partnership closed December 28, 1989.

The General Partner of CSA Income Fund Limited Partnership III notified the Limited Partners in the 1996 Annual Report that the Partnership would begin the wind-up process in 1997. That process did start in 1997 and the General Partner anticipates a final distribution during 1998.

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

    2. New telecommunications and telecomputer equipment consisting primarily of private automated branch exchange (PBXs), advanced high-speed digital telephone switching devices, voice/data transmission devices and telephone/computer networks as well as telephone handsets and facsimile transmission products.

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

As of December 31, 1997, substantially all of the remaining equipment in the Partnership's portfolio was leased under 85 separate leases to 29 lessees. The lessees providing at least 10% of total revenues during 1997 were:

             K Mart Corporation                         14%
             Owens-Corning Fiberglass Corporation       11%
             Unisys Corporation                         10%

Approximately 3% of the Partnership's equipment portfolio (based on cost) is located outside the United States as of December 31, 1997. The Partnership's leases and equipment are described more fully in Notes 3 and 4 to the Financial Statements included in Item 8.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.


                                 PART II

Item 5. Market for the Registrant's Equity Securities and Related Security Holder Matters

    a. The Partnership's limited partnership interests are not publicly traded. There is no active market for the Partnership's limited partnership interests and it is unlikely that one will develop.

    b. Approximate Number of Equity Security Holders:

               Title of Class               Number of Recordholders
    Units of Limited Partnership Interests      as of 12/31/97
                   500,000                              3,127


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


                       Years Ended December 31,
               (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                   1997      1996        1995       1994        1993
Total Revenues   $ 10,603  $ 7,606    $  9,929   $ 13,680     $ 16,257

Net Income (loss)    (172)     877       2,111      2,775        2,706

Income (loss) per
 Limited
Partnership  Unit    (.85)     1.74       4.18       5.49         5.36

Total Assets       19,137    25,912     17,910     20,338       26,331

Notes Payable      12,630    16,116      5,609      5,874       11,721

Limited Recourse
Notes Payable           -         -         38        239            -

Cash Distribution
  per Limited
  Partnership Unit $ 6.00   $  6.00    $  6.00    $  7.00     $  9.50

        Item 7. General Partner's Discussion and Analysis of Financial


             Condition and Results of Operations


Results of Operations
Rental income for the years ended December 31, 1997, 1996, and 1995 was $10,315,740, $7,209,039 and $8,821,573, respectively. The increase in rental income in 1997 is primarily due to the addition of $19,693,078 of leased equipment during 1996. The decrease in 1996 rental income was primarily the result of the expiration and sale of a Lloyds Bank PLC lease during September 1995, which lease represented 29% of the rental revenue in 1995.

Net loss for the year ended December 31, 1997 was $172,262 as compared to net income of $876,814 and $2,111,130 in the years ended December 31, 1996 and 1995, respectively. The 1997 net loss is primarily attributable to the increased depreciation and interest expense associated with the new equipment leases. Net income was also affected by lower gains recorded on sale of equipment in 1997 and 1996 of $254,973 and $264,219,respectively, compared to $834,047 in 1995.

Interest income for 1997, 1996 and 1995 was $25,623, $135,348, and
$259,813, respectively. Depreciation expense for 1997, 1996 and 1995 was $8,885,253, $5,566,884 and $6,766,780. The 1997 increase was primarily due to the additional equipment purchased in 1996, with the decreases in 1996 primarily due to the sale of equipment such as the Lloyds Bank PLC lease. Interest expense was $1,185,481, $620,103, and $372,501 for the years ended December 31, 1997, 1996, and 1995, respectively. Interest expense increased in 1997 primarily due to additional leases being financed during the year.


Liquidity and Capital Resources
During 1997, the Partnership generated $8,378,006 in cash flow from operations, $2,421,808 from the sale of equipment and $5,648,889 from lease financings. The Partnership utilized this cash flow to reduce outstanding notes payable, purchase equipment and make distributions to its partners. In 1997, notes payable were reduced by $9,134,942, equipment purchases totaled &5,661,691 and and cash distributions were $3,030,303.

As of December 31, 1997, The Partnership did not have any material amount of equipment off lease and in storage.

The General Partner of CSA Income Fund Limited Partnership III has determined that it is in the best interest of the Partnership and the Limited Partners to wind-up of the Partnership in 1998. The General Partner will endeavor to maximize the sale value of the remaining leases and equipment owned by the Partnership.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 70% to 86% of their initial investment, depending on when the Limited Partner entered the Partnership. As previously reported, certain revenues generated by the Partnership from lease renewals and remarketings after the initial lease terms have been lower than anticipated as a result of rapid technological obsolescence in high technology equipment. Also as previously reported, the General Partner still estimates that the continued cash distributions may not fully return the entire initial investment of the Limited Partners and/or a return thereon. The General Partner will continue to report on the Limited Partners' return of investment with each cash distribution.




Quarterly Financial Data - Unaudited

Summarized unaudited quarterly financial data for the years ended
December 31, 1997 and 1996 are as follows:
1997 Quarter Ended:       12/31        9/30        6/30        3/31
Total Revenues *       $2,453,024   $2,614,349  $2,982,854  $2,553,227
Net Income (loss) **     (395,188)    (124,696)    198,013     149,609
Net Income (loss)
  Per Limited
  Partnership Unit           (.78)        (.34)        .11         .16
Cash Distributions
  Per Limited
  Partnership Unit           1.50          1.50       1.50        1.50


1996 Quarter Ended:       12/31        9/30        6/30        3/31
Total Revenues *        $1,912,997   2,010,630  $2,036,000  $1,646,416
Net Income (loss) **        (5,069)    245,226     391,870     244,787
Net Income (loss)
  Per Limited
  Partnership Unit            (.01)        .49         .78         .48
Cash Distributions
  Per Limited
  Partnership Unit            1.50        1.50        1.50        1.50

* Total revenues include the net gains and losses from the sale of equipment.

** The fourth quarter of 1997 includes a charge to expense of $100,000 for adjustments to anticipated residual values. The corresponding amount for the fourth quarter of 1996 was $108,863.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

There is no Market Risk related to the Notes Payable of the Partnership since all Notes are Nonrecourse and have fixed interest rates. There are no other financial instruments that require Market Risk disclosure.

Item 8. Financial Statements


                    CSA Income Fund Limited Partnership III

                         Index to Financial Statements

                                                Page
                                                Number
Independent Auditors' Report                        8

Statements of Financial Position
as of December 31, 1997 and 1996                    9

Statements for the Years Ended
December 31, 1997, 1996 and 1995:


   Operations                                      10

   Cash Flows                                      11

   Changes in Partners' Capital (Deficit)          12


Notes to Financial Statements                      13

                            INDEPENDENT AUDITORS' REPORT



To the Partners of CSA Income Fund Limited Partnership III


We have audited the accompanying statements of financial position of CSA Income Fund Limited Partnership III as of December 31, 1997 and 1996,and the related statements of operations, cash flows, and changes in partners capital (deficit) for the three years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in note 1 to the financial statements, the Partnership is in a wind-up phase. The General Partner anticipates that the Partnership will complete the wind-up and pay a final distribution in 1998.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSA Income Fund Limited Partnership III as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles.






           \s\ Sullivan Bille, P.C.


Boston, Massachusetts
March 12, 1998


                 CSA INCOME FUND LIMITED PARTNERSHIP III

                  Statements of Financial Position as of

                      December 31, 1997 and 1996

                                     1997             1996
Assets
Cash and cash equivalents       $   200,328      $   450,785
Rentals receivable                   45,665          128,676
  Accounts receivable-affiliates     61,368        1,140,003
Notes receivable-lessee              14,641           39,118
Remarketing receivables              56,010           42,808

Rental equipment, at cost        32,491,943       35,231,829
  Less accumulated
       depreciation             (13,732,945)     (11,121,318)

     Net rental equipment        18,758,998       24,110,511

     Total assets               $19,137,010      $25,911,901



Liabilities and Partners' Capital

Accounts payable                $    78,738      $    25,064
Accrued management fees              35,639           29,853
Deferred income                      60,558          206,291
Notes payable                    12,629,981       16,116,034

     Total liabilities           12,804,916       16,377,242

Partners' Capital (deficit):
  General Partner:
   Capital contribution               1,000            1,000
   Cumulative net income            267,020           12,047
   Cumulative cash distributions   (391,966)        (361,663)
                                   (123,946)        (348,616)

  Limited Partners (500,000 units):
   Capital contributions, net of
    offering costs               44,539,778       44,539,778
   Cumulative net income            765,477        1,192,712
   Cumulative cash
      distributions             (38,849,215)     (35,849,215)
                                  6,456,040        9,883,275
   Partners' capital              6,332,094        9,534,659

   Total liabilities and
     partners' capital          $19,137,010      $25,911,901

             See accompanying notes to financial statements.

                   CSA INCOME FUND LIMITED PARTNERSHIP III

                     Statements of Operations for the

                Years ended December 31, 1997 1996 and 1995

                               1997           1996           1995
Revenue:
  Rental income             $10,315,740    $ 7,209,039    $ 8,821,573
  Interest income                25,623        135,348        259,813
  Gain on sale
   of equipment                 254,973        264,219        834,047
  Gain (loss) on foreign
   currency transaction           7,118         (2,563)        13,273

      Total revenue          10,603,454      7,606,043      9,928,706

Expenses:
  Depreciation                8,885,253      5,566,884      6,766,780
  Interest                    1,185,481        620,103        372,501
  Management fees               515,787        360,452        441,079
  General and
   administrative               189,195        181,790        237,216

      Total expenses         10,775,716      6,729,229      7,817,576


  Net income (loss)         $  (172,262)   $   876,814 $    2,111,130


Net income (loss) allocation:

  General Partner           $   254,973    $     8,768  $      21,111
  Limited Partners             (427,235)       868,046      2,090,019

                            $  (172,262)   $   876,814  $   2,111,130
Net income (loss) per
   Limited Partnership Unit $     ( .85)   $      1.74  $        4.18

Number of Limited
  Partnership Units
  Outstanding                   500,000        500,000        500,000

                See accompanying notes to financial statements.

                    CSA INCOME FUND LIMITED PARTNERSHIP III
                        Statements of Cash Flows for the
                   Years ended December 31, 1997, 1996 and 1995

                                   1997           1996         1995
Cash flows from operations:
  Cash received from rental
   of equipment            $10,208,050    $ 6,876,800    $ 9,218,953
  Cash paid for operating
   and management expenses    (670,186)      (573,760)      (709,970)
  Interest paid             (1,185,481)      (620,103)      (391,354)
  Interest received             25,623        150,974        244,187

  Net cash from operations   8,378,006      5,833,911      8,361,816

Cash flows from investments:
  Value added tax                    -              -        239,724
  Advances to/from
    affiliates               1,103,299       (977,762)       148,200
  Proceeds on notes
    receivable                  24,477         45,882              -
  Purchase of equipment     (5,661,691)   (19,693,078)    (6,420,701)
  Sale of equipment          2,421,808      1,592,218      4,406,830

  Net cash used for
   investments              (2,112,107)   (19,032,740)    (1,625,947)

Cash flows from financing:
  A/P equipment purchases            -              -        (98,995)
  Proceeds from
   notes payable             5,648,889     14,460,070      5,539,397
  Repayment of
   notes payable            (9,134,942)    (3,991,138)    (6,005,429)
  Payment of cash
   distributions            (3,030,303)    (3,030,303)    (3,030,303)

  Net cash provided by
   (used for) financing     (6,516,356)     7,438,629     (3,595,330)

Net change in cash and
  cash equivalents            (250,457)    (5,760,200)     3,140,539


Cash and cash equivalents
  at beginning of year         450,785       6,210,985     3,070,446

Cash and cash equivalents
  at end of year           $   200,328     $   450,785   $ 6,210,985

      See accompanying notes to financial statements.

                  CSA INCOME FUND LIMITED PARTNERSHIP III
              Statement of Changes in Partners' Capital (Deficit)
                   Years ended December 31, 1997, 1996 and 1995


                                  Limited       General
                                  Partners      Partner       Total
Balance at December 31, 1994    $12,925,210  $  (317,889) $12,607,321


Net income                        2,090,019       21,111    2,111,130

Cash distributions               (3,000,000)     (30,303)  (3,030,303)

Balance at December 31, 1995     12,015,229     (327,081)  11,688,148


Net income                          868,046        8,768      876,814

Cash distributions               (3,000,000)     (30,303)  (3,030,303)

Balance at December 31, 1996      9,883,275     (348,616)   9,534,659


Net income                         (427,235)     254,973     (172,262)

Cash distributions               (3,000,000)     (30,303)  (3,030,303)


Balance at December 31, 1997    $ 6,456,040  $  (123,946) $ 6,332,094


         See accompanying notes to financial statements.

                         CSA INCOME FUND LIMITED PARTNERSHIP III
                                 Notes to Financial Statements
                                       December 31, 1997
(1) Organization

CSA Income Fund Limited Partnership III ("the Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on April 8, 1988 with an initial investment of $1,000, to invest primarily in equipment to be leased to third parties. On August 31, 1988, the Partnership commenced operations. As of December 31, 1997, the Partnership has 500,000 Units of Limited Partnership interests outstanding representing $50,000,000 of contributed capital.

CSA Equity Funds Inc., an affiliate of CSA Financial Corp., is the sole General Partner and manages the business and affairs of the Partnership.

The General Partner of CSA Income Fund Limited Partnership III has determined that it is in the best interest of the Partnership and the Limited Partners to wind-up the Partnership in 1998.

Distributable cash from operations, sales or refinancings and profits or losses for federal income tax purposes are allocated 99% to the Limited Partners and 1% to the General Partner until Payout has occurred, and thereafter, 85% and 15%, respectively. As provided by the Partnership Agreement, pursuant to Section 8.3 (c), accounting profits from the sale of equipment that results in the dissolution of the Partnership were allocated to each partner first in the amount equal to the negative balance in the Capital Account of each partner. In connection with the wind-up of the Partnership, certain gains on the disposition of partnership assets were allocated during the year 1997 to the General Partner to reduce its Capital Account negative balance.

In accordance with the Partnership Agreement, the Partnership is liable to the General Partner (or its affiliates) for management fees and reimbursable operating expenses which are calculated in amounts not to exceed 5% and 1%, respectively, of gross rental revenues.


(2) Significant Accounting Policies

The Partnership records are maintained on the accrual basis of accounting.

The Partnership accounts for equipment leases as operating leases; therefore, rental income is reported when earned. Equipment purchases are depreciated on a straight-line basis over the initial term of the lease to estimated realizable value. On a periodic basis, the Partnership conducts a review of the residual values of its equipment as compared to the estimated net realizable values for such equipment upon expiration of the related lease. The Partnership records additional charges to depreciation expense when net book values exceed estimated realizable values. In connection with this review for the years ended December 31, 1997, 1996 and 1995, the Partnership recorded additional charges of $100,000, $108,863 and $144,997 respectively, to depreciation expense.

                   CSA INCOME FUND LIMITED PARTNERSHIP III
                       Notes to Financial Statements

No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. The Partnership's federal tax return is prepared solely to arrive at the Partner's individual taxable income or loss as reported on form K-1. In 1997, 1996 and 1995, the Partnerships book income exceeded federal taxable income by approximately $1,414,000, $2,414,000 and $3,294,000, respectively. The differences are primarily due to the differences between tax and book depreciation methods and the related gain (loss) on sales of equipment.

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

A summary of changes in rental equipment owned and its related accumulated depreciation is as follows:

                      Beginning                 Sales/         Ending
                      Balance      Additions    Retirements    Balance
Costs for the periods ended:

December 31, 1995   $49,728,033  $ 6,420,701  $29,499,932  $26,648,802

December 31, 1996   $26,648,802  $19,693,078  $11,110,051  $35,231,829

December 31, 1997   $35,231,829  $ 5,661,691  $ 8,401,577  $32,491,943

Accumulated depreciation for the periods ended:

December 31, 1995   $34,528,036  $ 6,766,780  $25,804,324  $15,490,492

December 31, 1996   $15,490,492  $ 5,566,884  $ 9,936,058  $11,121,318

December 31, 1997   $11,121,318  $ 8,885,253  $ 6,273,626  $13,732,945


                       CSA INCOME FUND LIMITED PARTNERSHIP III
                              Notes to Financial Statements

(4) Leases

As of December 31, 1997, substantially all of the Partnership's equipment was leased under 85 separate leases to 29 lessees.
Approximately 3% of the Partnership's equipment portfolio (based on cost) is located outside of the United States. Three lessees provided approximately 35% (14%, 11%, and 10%, respectively) of the partnership's revenues in 1997 as compared to one lessee providing 19% in 1996 and three lessees providing 53% (29%, 13% and 11%, respectively) in 1995.

Minimum annual lease rentals scheduled to be received under existing noncancellable operating leases are as follows:

             Year               Amount
             1998              $ 8,502,986
             1999                4,638,051
             2000                  794,258
             2001                   88,845
                               $14,024,140





(5) Notes Payable

Notes payable consist of nonrecourse notes due in monthly installments with interest rates that range from 6.00% to 10.12% per annum. Such notes are collateralized by equipment with a cost of $27,407,110.

Annual maturities of notes payable at December 31, 1997, are as follows:

              Year                Amount
              1998             $ 7,359,658
              1999               4,421,758
              2000                 773,766
              2001                  74,799
                               $12,629,981






(6) Fair Values of Financial Instruments

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

(7) Related Party Transactions

Fees and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years 1997,1996 and 1995 are as follows:

                                   1997          1996         1995
Equipment acquisition fees    $  217,076    $  755,218    $  246,950
Management fees                  515,787       360,452       441,079
Reimbursable operating
  expenses                       103,157        72,090        88,216
Storage and Refurbishment          5,575        24,000        48,000
                              $  841,595    $1,211,760    $  824,245

(8) Net Cash Provided from Operations

The reconciliation of net income to net cash from operations for the years 1997, 1996 and 1995 are as follows:

                                    1997        1996           1995
Net income (loss)             $  (172,262)  $   876,814    $2,111,130
Gain on sale of equipment        (254,973)     (264,219)     (834,047)
Depreciation and amortization   8,885,253     5,566,884     6,766,780
(Increase) decrease
 in receivables                    69,809       (69,555)      288,154
Other                             (63,548)            -             -
Increase (decrease)
 in payables and
 deferred income                  (86,273)     (276,013)       29,799

Net cash from operations      $ 8,378,006   $ 5,833,911   $ 8,361,816

(9) Notes Receivable - Lessee

In November 1995, the Partnership settled its claims against a lessee for past and future amounts due under its lease for cash plus a note receivable of $85,000. As of December 31, 1997, the lessee owed $14,641 on the note held by the Partnership. The lessee has made subsequent payments in 1998 that has reduced the balance outstanding to $3,618.

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

     Name            Age        Title(s)            Elected
J. Frank Keohane      61   Director & President     04/01/88
Richard P. Timmons    43   Controller               03/01/95
Trevor A. Keohane     31   Director                 05/28/93




Term of Office:  Until a successor is elected.


Item 11.  Executive Compensation

(a), (b), (c), (d) and (e): The Officers and Directors of the General Partner receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the General Partner. There exists no remuneration plan or arrangement with any Officer or Director of the General Partner resulting from resignation, retirement or any other termination. See
Note 7 of the Notes to Financial Statements included in Item 8 of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates.

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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's outstanding Limited Partnership
Units as of December 31, 1997.


Item 13.  Certain Relationships and Related Transactions

The General Partner is affiliated with the General Partner for CSA Income Fund IV Limited Partnership. The General Partner or affiliates may act in that capacity for other income fund limited partnerships in the future.


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

                                                    Page Number or
Exhibit                                             Incorporated by
Number                 Description                   Reference
  4.1      Agreement of Limited Partnership               *

  4.2      Subscription Agreement                         **

  4.3      Certificate of Limited Partnership and         ***
           Agreement of Limited Partnership dated
           April 8, 1988

  4.4      First Amended and Restated Certificate         ****
           of Limited Partnership and Agreement
           of Limited Partnership dated June 22,1988

 10.1      Escrow Agreement                               ***

 27.1      Financial Data Schedule

*     Included as Exhibit A to Amendment No. 1 to Form S-1,
      Registration Statement No. 33-21267 filed with the Securities and Exchange Commission on June 23, 1988.

**    Included as Exhibit C to Amendment No. 1 to From S-1 to
      Registration Statement No. 33-21267 filed with the Securities and Exchange Commission on June 23, 1988.

***   Included with the Exhibit Volume to Form S-1, Registration
      Statement No. 33-21267 filed with the Securities and Exchange Commission on April 15, 1988.

**** Included with the Exhibit Volume to Amendment No. 1 to Form S-1, Registration Statement No. 33-21267 filed with the Securities and Exchange Commission on June 23, 1988.


(b) Reports on Form 8-K - There were no reports filed during the fourth quarter of 1997.

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

                         By its General Partner,
                         CSA Equity Funds, Inc.


Date:
                                 /s/ J. Frank Keohane
                                     President & Director
                                     Principal Executive Officer




Date:
                                 /s/ Christopher R. Guiod
                                     Senior Vice President
                                     Finance and Administration




Date:
                                 /s/ Richard P  Timmons
                                     Controller
                                     Principal Accounting and
                                     Finance Officer