Form 10-Q
period 1998-03-31
CSA INCOME FUND LIMITED PARTNERSHIP III
filed 1998-05-15
CIK 831890

FORM 10-Q

         SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15
    (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     March 31, 1998

                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13
OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_______

Commission file number  33-21267

        CSA Income Fund Limited Partnership III
     (Exact name of registrant as specified in its charter)


Massachusetts                     04-3002909
(State or other jurisdiction of   (I.R.S.Employer
 incorporation or organization)   Identification
                                  No.)

22 Batterymarch St., Boston, Massachusetts      02109
(Address of principal executive offices)        ( Zip Code)


                   (617) 357-1700
  (Registrant's telephone number,including area code)



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
            STATEMENTS OF FINANCIAL POSITION AS OF

                          (Unaudited)
                           March 31,  December 31,
                            1998       1997
Assets
Cash and cash
 equivalents         $    118,894    $    200,328
Rentals receivable         25,515          45,665
Accounts receivable-
 affiliates                     -          61,368
Notes receivable-
 lessee                     3,708          14,641
Remarketing receivables         -          56,010

Rental equipment,
  at cost              31,335,746      32,491,943
Less accumulated
 depreciation         (15,301,209)    (13,732,945)
  Net rental
    equipment          16,034,537      18,758,998

Total assets         $ 16,182,654    $ 19,137,010

Liabilities and
 partners' capital

Accounts payable     $     52,175    $     78,738
Accounts payable-
 affiliates               188,632               -
Accrued management fees    38,599          35,639
Deferred income            39,924          60,558
Notes Payable          10,320,988      12,629,981
    Total liabilities  10,640,318      12,804,916
Partners' capital:
 General Partner:
  Capital contribution      1,000           1,000
  Cumulative net income   346,567         267,020
  Cumulative cash
   distributions         (399,542)       (391,966)
                          (51,975)       (123,946)
 Limited Partners
 (500,000 units):
  Capital contributions
   net of offering
    costs              44,539,778      44,539,778
  Cumulative net
   income                 653,748         765,477
  Cumulative cash
   distributions      (39,599,215)    (38,849,215)
                        5,594,311       6,456,040
    Partners' capital   5,542,336       6,332,094
Total liabilities and
  partners' capital  $ 16,182,654    $ 19,137,010

        CSA INCOME FUND LIMITED PARTNERSHIP III
              STATEMENTS OF OPERATIONS
              Quarters Ended March 31,
                    (Unaudited)


                             1998           1997
Revenues:
 Rental income         $ 2,374,208   $ 2,466,603
 Interest income             1,041        13,030
 Gain on sale of
  equipment                 79,547        71,449
 Gain on foreign
  currency                     245         2,145
  Total revenues         2,455,041     2,553,227

Costs and expenses:
 Depreciation            2,091,695     1,979,852
 Interest expense          232,979       254,227
 Management fees           118,711       123,330
 Storage & Refurbishment         -         2,000
 General and
  administrative            43,838        44,209
   Total expenses        2,487,223     2,403,618
Net income (loss)      $   (32,182)  $   149,609


Net income (loss)
 allocation:
  General Partner      $    79,547   $    71,449
  Limited Partners        (111,729)       78,160
                       $   (32,182)  $   149,609


Net income (loss)
 per Limited Partnership
  Unit                 $     ( .22)  $       .16


Number of Limited
 Partnership Units         500,000       500,000


         CSA INCOME FUND LIMITED PARTNERSHIP III
            STATEMENTS OF CASH FLOWS
            Quarters Ended March 31,
                (Unaudited)

                              1998         1997
Cash flows from operations:
 Cash received from rental
  of equipment           $ 2,373,966  $ 2,456,146
 Cash paid for operating
  and management expenses   (186,149)    (172,958)
 Interest paid              (232,979)    (254,227)
 Interest received             1,041       13,030
   Net cash from
   operations              1,955,879    2,041,991

Cash flow from investments:
 Purchase of equipment             -   (5,470,922)
 Sale of equipment           768,323      378,712
   Net cash from
    (used by) investments    768,323   (5,092,210)

Cash flows from financing:
 Advances to/from
  affiliates                 250,000    3,926,597
 Payment from notes
  receivable                  10,933        6,848
 Proceeds from notes
  payable                          -    1,642,258
 Repayment of notes
  payable                 (2,308,993)  (1,995,729)
 Payment of cash
  distributions             (757,576)    (757,576)
   Net cash from
   (used by) financing    (2,805,636)   2,822,398

Net change in cash
  and cash equivalents       (81,434)    (227,821)
Cash and cash equivalents
  at beginning of period     200,328      450,785
Cash and cash equivalents
  at end of period       $   118,894  $   222,964

       CSA INCOME FUND LIMITED PARTNERSHIP III

           NOTE TO FINANCIAL STATEMENTS


The quarterly financial statements have been prepared by the Partnership without audit.
Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund Limited Partnership III as of
March 31, 1998 and March 31, 1997 and the results of operations and cash flows for the periods presented therein.

         CSA INCOME FUND LIMITED PARTNERSHIP III
                     FORM 10-Q
        GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Gross rental income was $2,374,208 and $2,446,603 for the quarters ended March 31, 1998 and 1997, respectively. Net loss for the quarter ended March
31, 1998 was $32,182 as compared to net income of $149,609 in the quarter ended March 31, 1997. The decrease in net income was primarily attributable to the increase in depreciation expense associated with the equipment purchased in 1996 and early
1997.

The Partnership generated $2,724,202 in cash flow from operations and from the sale of equipment during the three months ended March 31, 1998. The Partnership used these funds,an advance of $250,000 from the General Partner and cash on hand to reduce notes payable by $2,308,994 and pay cash distributions to the Limited Partners of $750,000.

The General Partner of CSA Income Fund Limited
Partnership III informed the Limited Partners in the Partnership's 1997 10-K and Annual Report that it was in the best interest of the Limited Partners and the Partnership to complete the wind up of the Partnership in 1998. In accordance with the Partnership Agreement, pursuant to section 8.3(c), accounting profits from the sale of equipment that results in the dissolution of the Partnership, shall be allocated to each partner first in the amount equal to the negative balance in the capital Account of such partner. In connection with the wind up of the Partnership, certain accounting gains on the disposition of partnership assets were allocated during the first quarter of 1998 to the General Partner to reduce its Capital Account negative balance.

The Partnership distributed $ .50 per limited partnership unit on the 15th of January, February and March 1998. To date, the Partnership has made cash distributions to the Limited Partners ranging from 72% to 88% of their initial investment, depending on when the Limited Partner entered the Partnership. As previously reported, certain revenues generated by the Partnership from lease renewals and remarketings after the initial lease terms have been lower than anticipated as a result of more rapid obsolescence in high technology equipment. Also as previously reported, the General Partner still estimates that the continued cash distributions may not fully return the entire initial investment of the Limited Partners and/or a return thereon. The General partner will continue to report on the Limited Partners' return of investment with each cash distribution.

CSA INCOME FUND LIMITED PARTNERSHIP III

PART II

Item 1 - Legal Proceedings
         None

Item 2 - Changes in Securities
         None

Item 3 - Defaults Upon Senior Securities
         None

Item 4 - Submission of Matters to a Vote of
         Security Holders
         None

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K
        (a)Exhibits - none.
        (b)Reports on Form 8-K - There were
           no reports filed during the first
           quarter of 1998.

SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



           CSA Income Fund Limited
         Partnership III (Registrant)
          By its General Partner,
            CSA Equity Funds, Inc.





Date: 05/15/98
                       /s/ J. Frank Keohane
                       J.Frank Keohane President
                       Principal Executive Officer





Date: 05/15/98
                        /s/ Richard P.Timmons
                        Richard P. Timmons
                        Corporate Controller
                        Principal Accounting and
                        Finance Officer