Form 10-Q
period 1998-06-30
CSA INCOME FUND LIMITED PARTNERSHIP III
filed 1998-08-17
CIK 831890

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                     OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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
           STATEMENTS OF FINANCIAL POSITION AS OF

                          (Unaudited)
                             June 30,     December 31,
                              1998           1997
Assets
Cash and cash
equivalents                $   142,589    $   200,328
Rentals receivable               4,778         45,665
Accounts receivable-
  affiliates                    33,288         61,368
Notes receivable-lessee          3,708         14,641
Remarketing receivables          7,971         56,010
Rental equipment,
  at cost                   24,380,185     32,491,943
Less accumulated
  depreciation             (13,743,486)   (13,732,945)
Net rental equipment        10,636,699     18,758,998

  Total assets             $10,829,033    $19,137,010

Liabilities and
 partners' capital

Accounts payable          $    41,602      $   78,738
Accrued management fees        27,327          35,639
Deferred income                38,507          60,558
Notes payable               6,019,335      12,629,981

Total liabilities           6,126,771      12,804,916

Partners' capital:
 General Partner:
  Capital contribution          1,000           1,000
  Cumulative net income       406,118         267,020
  Cumulative cash
    distributions            (407,118)       (391,966)
                                    0        (123,946)
 Limited Partners
 (500,000 units):
  Capital contributions
  net of offering costs    44,539,778      44,539,778
  Cumulative net income       511,699         765,477
  Cumulative cash
   distributions          (40,349,215)    (38,849,215)
                            4,702,262       6,456,040
Total Partners'
   capital                  4,702,262       6,332,094

Total liabilities and
  partners' capital       $10,829,033     $19,137,010

       CSA INCOME FUND LIMITED PARTNERSHIP III
    STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE
     AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997


                            Three Months        Six Months Ended
                          June 30,   June 30,   June 30,   June 30,
                           1998       1997       1998        1997

Revenues:
  Rental income      $1,999,566  $2,833,935  $ 4,373,774  $5,300,538
  Interest income           489       6,747        1,530      19,777
  Gain on sale
   of equipment          65,101     139,880      144,648     211,329
  Exchange
   gain (loss) on
   foreign currency         (47)      2,292          198       4,437
Total revenues        2,065,109   2,982,854    4,520,150   5,536,081

Costs and expenses:
  Depreciation and
   amortization       1,840,879   2,265,828    3,932,574   4,245,680
  Interest              168,804     326,663      401,783     580,890
  Management fees        99,978     141,697      218,689     265,027
  Storage and
   Refurbishment              -       1,253            -       3,253
  General and
   administrative        37,946      49,400       81,784      93,609
Total expenses        2,147,607   2,784,841    4,634,830   5,188,459

Net income (loss)    $  (82,498) $  198,013   $ (114,680) $  347,622

Net income (loss)
allocation:
  General Partner    $   59,551  $  139,880   $  139,098  $  211,329
  Limited Partners     (142,049)     58,133     (253,778)    136,293
                     $  (82,498) $  198,013   $ (114,680)  $ 347,622


Net income (loss) per
  Limited Partnership
  Unit               $     (.28) $       .11   $    (.51)  $     .27

Number of Limited
  Partnership Units     500,000     500,000      500,000     500,000

             CSA INCOME FUND LIMITED PARTNERSHIP III
       STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE
         AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

                            Three Months Ended       Six Months Ended
                          June 30,     June 30,     June 30,    June 30,
                           1998         1997          1998        1997
Cash flows from
   operations:
  Cash received from
   rental of
   equipment             $ 2,048,046  $ 2,781,302  $ 4,422,012 $ 5,237,448
  Cash paid for
   operating and
   management
   expenses                 (159,771)    (184,579)    (345,920)   (357,537)
  Interest paid             (168,804)    (326,663)    (401,783)   (580,890)
  Interest received              489        6,747        1,530      19,777
   Net cash from
    operations             1,719,960    2,276,807    3,675,839   4,318,798

Cash flow from
   investments:
  Purchase of equipment            -     (157,247)           -  (5,628,169)
  Sale of equipment        3,622,059      268,375    4,390,382     647,087
   Net cash from
    (used by)
    investments            3,622,059      111,128    4,390,382  (4,981,082)

Cash flows from financing:
  Proceeds from notes
   receivable                      -       10,489       10,933      17,337
   Advances to/from
   affiliates               (259,095)  (2,888,944)      (9,095)  1,037,653
  Proceeds from notes
   payable                         -    3,617,836            -   5,260,094
  Reduction of notes
   payable                (4,301,653)  (2,164,135)  (6,610,646) (4,159,864)
  Payment of cash
   distributions            (757,576)    (757,576)  (1,515,152) (1,515,152)
  Net cash from
   (used by)
    financing             (5,318,324)  (2,182,330)  (8,123,960)    640,068

Net change in cash            23,695      205,605      (57,739)    (22,216)
Cash and cash equivalents
  at beginning
  of period                  118,894      222,964      200,328      450,785
Cash and cash equivalents
  at end of period        $  142,589   $  428,569   $  142,589   $  428,569

CSA INCOME FUND LIMITED PARTNERSHIP III
NOTE TO FINANCIAL STATEMENTS

The quarterly financial statements of the Partnership presented herein are without audit except for balance sheet information as of December 31, 1997. Certain information and footnote disclosure normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund Limited Partnership III as of June 30, 1998 and June 30, 1997 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND LIMITED PARTNERSHIP III
GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Total revenue was $2,065,109 and $2,982,854 for the quarters ended
June 30, 1998 and 1997,respectively. Net loss for the quarter ended
June 30, 1998 was $82,498 as compared to net income of $198,013 in the quarter ended June 30, 1997. For the six months ended June 30, 1998 and June 30,1997, total revenue was $4,520,150 and $5,536,081, respectively. Net loss of $114,680 for the six months ended June 30, 1998 as compared to income of $347,622 in the six months ended June 30, 1997. The decrease in net income is primarily attributable to the increase in depreciation expense associated with the equipment purchased in 1996 and early 1997.

The Partnership generated $8,066,221 from operations and sale of equipment during the six months ended June 30, 1998. The Partnership used these funds and cash on hand to reduce notes payable by $6,610,646 and make distributions to partners of $1,515,152. $2,517,896 of the notes payable reduction was as a result of the Partnership selling equipment still under lease with an original equipment cost of $5,046,027 as part of the Partnership wind-up process.

As previously stated,the General Partner of CSA Income Fund Limited Partnership III informed the Limited Partners in the Partnership's 1997
10-K and Annual Report that it would be the best interest of the Limited Partners and the Partnership to complete the wind-up of the Partnership in 1998. As part of the wind-up process, during the first six months of 1998, the General Partner has disposed of equipment with an original cost of $8,111,758.

In accordance with the Partnership Agreement, pursuant to section 8.3 (c), accounting profits from the sale of equipment that result in the dissolution of the Partnership, shall be allocated to each partner first in the amount equal to the negative balance in the Capital Account of such partner. In connection with the wind up of the Partnership, certain accounting gains on the disposition of partnership assets were allocated during the second quarter of 1998 to the General Partner to reduce its Capital Account negative balance.

The wind-up Partnership distributed $.50 per Limited Partnership Unit on the 15th of April, May, and June. To date, the Partnership has made cash distributions to the Limited Partners ranging from 73% to 89% of their initial investment, depending on when the Limited Partner entered the Partnership. As previously reported, certain revenues generated by the Partnership from lease renewals and remarketings after the initial lease terms have been lower than anticipated as a result of more rapid obsolescence in high technology equipment. The General Partner still estimates that the continued cash distributions may not fully return the entire initial investment of the Limited Partners and/or a return thereon and will continue to report on the Limited Partners' return of investment with each cash distribution.

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

    (b) Reports on Form 8-K - There were no reports filed during the second quarter of 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          CSA Income Fund Limited
                         Partnership III (Registrant)
                           By its General Partner,
                            CSA Equity Funds,Inc.





Date:
                               /s/ J. Frank Keohane
                               President
                               Principal Executive Officer


Date:
                               /s/ Richard P.Timmons
                               Corporate Controller
                               Principal Accounting and
                               Finance Officer