Form 10-Q
period 1998-09-30
CSA INCOME FUND LIMITED PARTNERSHIP III
filed 1998-11-17
CIK 831890

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

            Yes:   X     No:

                    PART I - FINANCIAL INFORMATION

                CSA INCOME FUND LIMITED PARTNERSHIP III
                 STATEMENTS OF FINANCIAL POSITION AS OF

                          (Unaudited)
                          September 30,   December 31,
                              1998           1997
Assets
Cash and cash
equivalents                $   292,051    $   200,328
Rentals receivable               2,565         45,665
Accounts receivable-
  affiliates                    24,298         61,368
Notes receivable-lessee              0         14,641
Remarketing receivables         16,168         56,010
Rental equipment,
  at cost                   20,020,546     32,491,943
Less accumulated
  depreciation             (13,161,046)   (13,732,945)
Net rental equipment         6,859,500     18,758,998

  Total assets             $ 7,194,582    $19,137,010

Liabilities and
 partners' capital

Accounts payable          $    82,731      $   78,738
Accrued management fees        18,532          35,639
Deferred income                10,853          60,558
Notes payable               3,072,345      12,629,981

Total liabilities           3,184,461      12,804,916

Partners' capital:
 General Partner:
  Capital contribution          1,000           1,000
  Cumulative net income       413,692         267,020
  Cumulative cash
    distributions            (414,692)       (391,966)
                                    0        (123,946)
 Limited Partners
 (500,000 units):
  Capital contributions
  net of offering costs    44,539,778      44,539,778
  Cumulative net income       569,558         765,477
  Cumulative cash
   distributions          (41,099,215)    (38,849,215)
                            4,010,121       6,456,040
Total Partners'
   capital                  4,010,121       6,332,094

Total liabilities and
  partners' capital       $ 7,194,582     $19,137,010


       CSA INCOME FUND LIMITED PARTNERSHIP III
    STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE
   AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

                        Three Months Ended      Nine Months Ended
                     September, September,    September,  September,
                      30, 1998   30, 1997      30, 1998    30, 1997
Revenues:
  Rental income      $1,434,086  $2,565,381  $ 5,807,860  $7,865,919
  Interest income         1,013       1,947        2,543      21,724
  Gain on sale
   of equipment         233,459      44,584      378,106     255,913
  Exchange
   gain on
   foreign currency         168       2,437          367       6,874
Total revenues        1,668,726   2,614,349    6,188,876   8,150,430

Costs and expenses:
  Depreciation and
   amortization       1,419,000   2,243,729    5,351,574   6,489,409
  Interest               83,213     323,377      484,995     904,267
  Management fees        71,704     128,269      290,393     393,296
  Storage and
   Refurbishment          1,000           -        1,000       3,253
  General and
   administrative        28,376      43,670      110,160     137,279
Total expenses        1,603,293   2,739,045    6,238,122   7,927,504

Net income (loss)    $   65,433 $  (124,696) $   (49,246) $  222,926

Net income (loss)
allocation:
  General Partner    $    7,574  $   44,584   $  146,672  $  255,913
  Limited Partners       57,859    (169,280)    (196,018)    (32,987)
                     $   65,433  $ (124,696)  $  (49,246) $  222,926


Net income (loss) per
  Limited Partnership
  Unit               $      .12  $     (.34)  $    (.39)  $    ( .07)

Number of Limited
  Partnership Units     500,000     500,000      500,000     500,000


             CSA INCOME FUND LIMITED PARTNERSHIP III
       STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE
         AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

                            Three Months Ended       Nine Months Ended
                           September, September,    September,  September,
                            30, 1998   30, 1997      30, 1998    30, 1997
Cash flows from
   operations:
  Cash received from
   rental of
   equipment             $ 1,368,677  $ 2,531,115  $ 5,790,688 $ 7,768,563
  Cash paid for
   operating and
   management
   expenses                  (68,747)    (146,939)    (414,667)   (504,476)
  Interest paid              (83,213)    (323,377)    (484,996)   (904,267)
  Interest received            1,012        1,947        2,543      21,724
   Net cash from
    operations             1,217,729    2,062,746    4,893,568   6,381,544

Cash flow from
   investments:
  Purchase of equipment            -      (33,522)           -  (5,661,691)
  Sale of equipment        2,575,491      229,938    6,965,873     877,025
   Net cash from
    (used by)
    investments            2,575,491      196,416    6,965,873  (4,784,666)
 Cash flows from financing:
  Proceeds from notes
   receivable                      -        3,555       10,933      20,892
   Advances to/from
   affiliates                 46,165       63,613       37,070   1,101,266
  Proceeds from notes
   payable                    14,641      388,795       14,641   5,648,889
  Repayment of notes
   payable                (2,946,990)  (2,164,469)  (9,557,636) (6,324,333)
  Payment of cash
   distributions            (757,574)    (757,575)  (2,272,726) (2,272,727)
  Net cash used by
    financing             (3,643,758)  (2,466,081) (11,767,718) (1,826,013)

Net change in cash           149,462     (206,919)      91,723    (229,135)
Cash and cash equivalents
  at beginning
  of period                  142,589      428,569      200,328     450,785
Cash and cash equivalents
  at end of period        $  292,051   $  221,650   $  292,051  $  221,650


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

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund Limited Partnership III as of September 30, 1998 and September 30, 1997 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND LIMITED PARTNERSHIP III
GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Total revenue was $1,668,726 and $2,614,349 for the quarters ended September 30, 1998 and 1997,respectively. Net income for the quarter ended September 30, 1998 was $65,433 as compared to a net loss of $124,696 in the quarter ended September 30, 1997. For the nine months ended September 30, 1998 and September 30,1997, total revenue was $6,188,876 and $8,150,430, respectively. A net loss of $49,246 was recorded for the first nine months ended September 30, 1998 as compared to income of $222,926 in the nine months ended September 30, 1997. The net income decrease is primarily due to an increase in depreciation expense as a percentage of rental revenue as the portfolio winds-down.

The Partnership generated cash flow of $11,859,441 from operations and sale of equipment during the nine months ended September 30, 1998. The Partnership used these funds and cash on hand to reduce notes payable by $9,557,636 and make distributions to partners of $2,272,726. Also as part of the Partnership wind-up process, the notes payable were further reduced, by $1,643,355 as a result of the Partnership selling, subject to existing notes payables, equipment under lease having original equipment cost of $3,303,188.

The General Partner of CSA Income Fund Limited Partnership III informed the Limited Partners in the Partnership's 1997 10-K, Annual Report and thereafter that in it's opinion, it would be in the best interest of the Limited Partners and the Partnership to wind-up the Partnership in 1998. As of September 30, 1998, the General Partner has sold approximately $12,450,000 original cost of equipment under lease. The Partnership has approximately $6,860,000 original cost of leased equipment to sell to complete the wind-up. The General Partner will endeavor to complete the wind-up of the Partnership by December 31, 1998 if prevailing market opportunities allow the sale of the remaining leases at or above fair market value to maximize the return to all Limited Partners. If this process is going to be delayed into 1999, you will be informed in December. As previously reported, in connection with the wind up of the Partnership, certain accounting gains on the disposition of partnership assets were allocated during the third quarter of 1998 to the General Partner to reduce its Capital Account negative balance.

The Partnership distributed $.50 per Limited Partnership Unit on the 15th of July, August, and September. To date, the Partnership has made cash distributions to the Limited Partners ranging from 75% to 91% of their initial investment. The General Partner continues to estimate as previously reported, that the continued cash distributions will not fully return the entire initial investment of the Limited Partners and/or a return thereon. We will continue to report on the Limited Partners' return of investment with each remaining cash distribution.


CSA INCOME FUND LIMITED PARTNERSHIP III
PART II


Item 1 - Legal Proceedings
     None

Item 2 - Changes in Securities
     None

Item 3 - Defaults Upon Senior Securities
     None

Item 4 - Submission of Matters to a Vote of
         Security Holders
     None

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8-K
    (a) Exhibits - Exhibit 27 Financial Data Schedule.

    (b) Reports on Form 8-K - No reports have been filed on Form
        8-K during the third quarter of 1998.

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



                          CSA Income Fund Limited
                         Partnership III (Registrant)
                           By its General Partner,
                            CSA Equity Funds,Inc.





Date: 11/13/98
                               /s/ J. Frank Keohane
                               President
                               Principal Executive Officer


Date: 11/13/98
                               /s/ Richard P.Timmons
                               Corporate Controller
                               Principal Accounting and
                               Finance Officer