Form 10-K
period 1998-12-31
CSA INCOME FUND LIMITED PARTNERSHIP III
filed 1999-04-07
CIK 831890

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              Commission file number 33-21267
December 31, 1998

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

                                                    Number of Units
    Title of Each Class                           at December 31, 1998
Units of Limited Partnership                            500,000
Interest:  $100 per unit

                  DOCUMENTS INCORPORATED BY REFERENCE
               Portions of Part IV are incorporated by reference
                 to Amendment No. 1 to Form S-1 and Form S-1,
                           Registration No. 33-21267
The exhibit index is located on pages 18 and 19.

                              Part I
Item 1.  Business

CSA Income Fund Limited Partnership III (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act. The Partnership is composed of CSA Equity Funds, Inc. (an affiliate of CSA Financial Corp.), the General Partner and, as of December 31, 1998, 3,102 Limited Partners owning 500,000 Units of Limited Partnership Interest of $100 each. The capital contributions of the Partners aggregated $50,000,000. The Partnership was formed on April 8, 1988 and commenced operations on August 31, 1988. The offering period for the Partnership closed December 28, 1989.

As previously reported, the General Partner is in the process of winding-up the Partnership. The General Partner will endeavor to complete the wind-up of the Partnership by June 30, 1999, if prevailing market opportunities allow the sale of the remaining leases at fair market value.

The Partnership is organized to engage in the business of acquiring income-producing equipment for investment. The Partnership's principal objectives are:

    1. To acquire and lease Equipment, primarily through Operating Leases, to generate income during their entire useful life;

    2. To provide monthly Distributions of cash to the Limited
       Partners from leasing revenues and from the proceeds of sale or other disposition of Partnership Equipment; and

    3. To reinvest in additional Equipment a portion of lease revenues and a substantial portion of Cash From Sales and Refinancings during the first years of the Partnership's operations.

The Partnership is formed primarily for investment purposes and not as a "tax shelter".

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

The Partnership's equipment may include:
    1. New and reconditioned computer peripheral equipment, computer terminal systems and data processing systems manufactured by companies such as Compaq Computer Corporation, Dell Computer Corporation, EMC Corporation and International Business Machines, Inc. (IBM).

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

    4. New highway transportation equipment and new and reconditioned transportation equipment consisting primarily of tractors, trailers, trucks, intermodal equipment, railroad rolling stock, passenger vehicles and corporate or commercial aircraft.

    5. Miscellaneous other types of equipment which meet the investment objectives of the Partnership.

The equipment leasing industry was highly competitive. In initiating its leasing transactions, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors were larger than the Partnership and had access to more favorable financing. Competitive factors in the equipment leasing business primarily involve pricing and other financial arrangements. Marketing capability is also a factor.

As of December 31, 1998, substantially all of the remaining equipment in the Partnership's portfolio was leased under 49 separate leases to 25 lessees. The lessees providing at least 10% of total revenues during 1998 were:

             K Mart Corporation                         17%
             Owens-Corning Fiberglass Corporation       16%

Approximately 4% of the Partnership's equipment portfolio (based on cost) is located outside the United States as of December 31, 1998. The Partnership's leases and equipment are described more fully in Notes 3 and 4 to the Financial Statements included in Item 8.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                 PART II

Item 5. Market for the Registrant's Equity Securities and Related Security Holder Matters

    a. The Partnership's limited partnership interests are not publicly traded. There is no active market for the Partnership's limited partnership interests and it is unlikely that one will develop.

    b. Approximate Number of Equity Security Holders:

               Title of Class               Number of Recordholders
    Units of Limited Partnership Interests      as of 12/31/98
                   500,000                              3,102


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


                       Years Ended December 31,
               (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                     1998        1997      1996       1995       1994
Total Revenues     $ 7,409    $ 10,603  $ 7,606    $  9,929   $ 13,680

Net Income (Loss)     (105)       (172)     877       2,111      2,775

Income (Loss) per
 Limited
Partnership  Unit     (.52)       (.85)     1.74       4.18       5.49

Total Assets         5,009      19,137    25,912     17,910     20,338

Notes Payable        1,716      12,630    16,116      5,609      5,874

Limited Recourse
Notes Payable             -          -         -         38        239

Cash Distribution
  per Limited
  Partnership Unit  $ 6.00      $ 6.00   $  6.00    $  6.00     $ 7.00

Item 7. General Partner's Discussion and Analysis of Financial
        Condition and Results of Operations


Results of Operations
Total Revenue for the years ended December 31, 1998, 1997, and 1996 was $7,408,906, $10,603,454, and $7,606,043, respectively. The decrease in 1998 total revenue was primarily due to the Partnership being in the wind-up process.

Net loss for the year ended December 31, 1998 was $104,958 as compared to net loss of $172,262 in the year ended December 31, 1997. Net income was $876,814 for the year ended December 31, 1996. The 1998 net loss is primarily attributable to the increased depreciation expense as a percentage of rental income associated with the new equipment leases. Net income was also affected by higher gains recorded on sale of equipment in 1998 of $392,781, compared to $254,973,and $264,219 in 1997 and 1996, respectively.

Interest income for 1998, 1997 and 1996 was $4,698, $25,623, and $135,348,
respectively.Depreciation expense for 1998, 1997 and 1996 was $6,481,738, $8,885,253, and $5,566,884.The 1998 decrease in depreciation was primarily due to the sale of equipment as part of the wind-up of the Partnership. Interest expense was $535,307, $1,185,481, and $620,103, for the years ended December 31, 1998, 1997, and 1996, respectively. Interest expense decreased in 1998 primarily due to the reduction in financed leases as portions of the portfolio were sold.

Liquidity and Capital Resources
During 1998, the Partnership generated $5,950,662 in cash flow from operations and $8,157,804 from the sale of equipment. The Partnership utilized this cash flow to reduce outstanding notes payable and make distributions to its partners. In 1998, notes payable were reduced by $10,914,177 and cash distributions were $3,030,302.

The General Partner has put in place a year 2000 ("Y2K") compliance plan which is currently in the process of implementation. A review of the company's computer and communication systems was completed. The implementation was started in 1998 and is anticipated to be completed by mid-1999. The General Partner has designated a Y2K implementation and contact person to coordinate all of the third party compliance documentation. The General Partner has confirmed that a significant portion of the third party relationships have or are in the process of completing their individual year 2000 compliance.

As of December 31, 1998, The Partnership does not have any material amount of equipment off lease and in storage.

As previously reported, The General Partner of CSA Income Fund Limited Partnership III has determined that it is in the best interest of the Partnership and the Limited Partners to wind-up the Partnership. The
General Partner will endeavor to complete the wind-up of the Partnership by June 30, 1999, if prevailing market opportunities allow the sale of the remaining leases at or above fair market value to maximize the return to all Limited Partners.

To date, the Partnership has made cash distributions to the Limited Partners ranging from 76% to 92% of their initial investment,depending on when the Limited Partner entered the Partnership. As previously reported, certain revenues generated by the Partnership from lease renewals and remarketings after the initial lease terms have been lower than anticipated as a result of rapid technological obsolescence in high technology equipment. Also as previously reported, the General Partner still estimates that the continued cash distributions may not fully return the entire initial investment of the Limited Partners and/or a return thereon. The General Partner will continue to report on the Limited Partners' return of investment with each cash distribution.


Quarterly Financial Data - Unaudited

Summarized unaudited quarterly financial data for the years ended
December 31, 1998 and 1997 are as follows:


1998 Quarter Ended:       12/31        9/30        6/30        3/31
Total Revenues *       $1,220,030   $1,668,726  $2,065,109   $2,455,041
Net Income (Loss)         (55,711)      65,433     (82,498)     (32,182)
Net Income (Loss)
  Per Limited
  Partnership Unit           (.14)         .12        (.28)        (.22)
Cash Distributions
  Per Limited
  Partnership Unit           1.50         1.50        1.50        1.50

1997 Quarter Ended:       12/31        9/30        6/30        3/31
Total Revenues *       $2,453,024   $2,614,349  $2,982,854  $2,553,227
Net Income (Loss) **     (395,188)    (124,696)    198,013     149,609
Net Income (Loss)
  Per Limited
  Partnership Unit           (.78)        (.34)        .11         .16
Cash Distributions
  Per Limited
  Partnership Unit           1.50         1.50        1.50        1.50


* Total revenues include the net gains and losses from the sale of equipment.

** There were no residual value adjustments booked in 1998. In 1997, the Partnership recorded a $100,000 adjustments to anticipated residual values.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

There is no market risk related to the Notes Payable of the Partnership since all notes are nonrecourse and have fixed interest rates. There are no other financial instruments that require market risk disclosure.

Item 8. Financial Statements


                    CSA Income Fund Limited Partnership III

                         Index to Financial Statements



                                                Page
                                                Number
Independent Auditors' Report                        8

Statements of Financial Position
as of December 31, 1998 and 1997                    9

Statements for the Years Ended
December 31, 1998, 1997 and 1996:


   Operations                                      10

   Cash Flows                                      11

   Changes in Partners' Capital (Deficit)          12


Notes to Financial Statements                      13


                            INDEPENDENT AUDITORS' REPORT



To the Partners of CSA Income Fund Limited Partnership III


We have audited the accompanying statements of financial position of CSA Income Fund Limited Partnership III as of December 31, 1998 and 1997,and the related statements of operations, cash flows, and changes in partners capital (deficit) for the three years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in note 1 to the financial statements, the Partnership is in a wind up phase. The General Partner anticipates that the Partnership will be dissolved by June 30, 1999.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSA Income Fund Limited Partnership III as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles.



                           \s\ Sullivan Bille, P.C.


Boston, Massachusetts
March 16, 1999


                 CSA INCOME FUND LIMITED PARTNERSHIP III

                  Statements of Financial Position as of

                      December 31, 1998 and 1997

Assets                               1998             1997
Cash and cash equivalents       $   428,948      $   200,328
Rentals receivable                      786           45,665
Accounts receivable-affiliates       11,376           61,368
Notes receivable-lessee                   -           14,641
Remarketing receivables                 699           56,010

Rental equipment, at cost        16,996,622       32,491,943
  Less accumulated
       depreciation             (12,429,074)     (13,732,945)

     Net rental equipment         4,567,548       18,758,998

     Total assets               $ 5,009,357      $19,137,010


Liabilities and Partners' Capital

Accounts payable                $    46,669      $    78,738
Accrued management fees              18,145           35,639
Deferred income                      31,905           60,558
Notes payable                     1,715,804       12,629,981

     Total liabilities            1,812,523       12,804,916

Partners' Capital (deficit):
  General Partner:
   Capital contribution               1,000            1,000
   Cumulative net income            421,268          267,020
   Cumulative cash distributions   (422,268)        (391,966)
                                          0         (123,946)

  Limited Partners (500,000 units):
   Capital contributions, net of
    offering costs               44,539,778       44,539,778
   Cumulative net income            506,271          765,477
   Cumulative cash
      distributions             (41,849,215)     (38,849,215)
                                  3,196,834        6,456,040
   Partners' capital              3,196,834        6,332,094

   Total liabilities and
     partners' capital          $ 5,009,357      $19,137,010

             See accompanying notes to financial statements.


                   CSA INCOME FUND LIMITED PARTNERSHIP III

                     Statements of Operations for the

                Years ended December 31, 1998 1997 and 1996


                           1998            1997           1996
Revenue:
  Rental income           $7,010,127    $10,315,740    $ 7,209,039
  Interest income              4,698         25,623        135,348
  Gain on sale
   of equipment              392,781        254,973        264,219
  Gain (Loss) on foreign
   currency transaction        1,300          7,118         (2,563)

      Total revenue        7,408,906     10,603,454      7,606,043

Expenses:
  Depreciation             6,481,738      8,885,253      5,566,884
  Interest                   535,307      1,185,481        620,103
  Management fee             350,506        515,787        360,452
  General and
   administrative            146,313        189,195        181,790

     Total expenses        7,513,864     10,775,716      6,729,229


  Net Income (Loss)      $  (104,958)   $  (172,262)   $   876,814


Net Income (Loss) allocation:

  General Partner        $   154,248    $   254,973    $     8,768
  Limited Partners          (259,206)      (427,235)       868,046

                         $  (104,958)   $  (172,262)   $   876,814

Net Income (Loss) per
 Limited Partnership Unit $    ( .52)   $     ( .85)   $      1.74

Number of Limited
  Partnership Units
  Outstanding                500,000        500,000        500,000

                See accompanying notes to financial statements.


                    CSA INCOME FUND LIMITED PARTNERSHIP III
                        Statements of Cash Flows for the
                   Years ended December 31, 1998, 1997 and 1996

                                  1998           1997          1996
Cash flows from operations:
  Cash received from rental
   of equipment              $ 7,027,653    $10,208,050    $ 6,876,800
  Cash paid for operating
   and management expenses      (546,382)      (670,186)      (573,760)
  Interest paid                 (535,307)    (1,185,481)      (620,103)
  Interest received                4,698         25,623        150,974

  Net cash from operations     5,950,662      8,378,006      5,833,911

Cash flows from investments:
  Advances to/from
    affiliates                    49,992      1,103,299       (977,762)
  Proceeds on notes
    receivable                    14,641         24,477         45,882
  Purchase of equipment                -     (5,661,691)   (19,693,078)
  Sale of equipment            8,157,804      2,421,808      1,592,218

  Net cash provided by (used
   for) investments            8,222,437     (2,112,107)   (19,032,740)

Cash flows from financing:
  Proceeds from
   notes payable                       -      5,648,889     14,460,070
  Reduction of
   notes payable             (10,914,177)    (9,134,942)    (3,991,138)
  Payment of cash
   distributions              (3,030,302)    (3,030,303)    (3,030,303)

  Net cash provided by
   (used for) financing      (13,944,479)    (6,516,356)     7,438,629

Net change in cash and
  cash equivalents               228,620       (250,457)    (5,760,200)


Cash and cash equivalents
  at beginning of year           200,328        450,785      6,210,985

Cash and cash equivalents
  at end of year             $   428,948     $  200,328     $  450,785


      See accompanying notes to financial statements.

                  CSA INCOME FUND LIMITED PARTNERSHIP III

              Statement of Changes in Partners' Capital (Deficit)

                   Years ended December 31, 1998, 1997 and 1996


                                  Limited       General
                                  Partners      Partner       Total
Balance at December 31, 1995   $ 12,015,229   $ (327,081)  $11,688,148


Net Income (Loss)                   868,046        8,768       876,814

Cash distributions               (3,000,000)     (30,303)   (3,030,303)

Balance at December 31, 1996      9,883,275     (348,616)    9,534,659


Net Income (Loss)                  (427,235)     254,973      (172,262)

Cash distributions               (3,000,000)     (30,303)   (3,030,303)


Balance at December 31, 1997      6,456,040     (123,946)    6,332,094

Net Income (Loss)                  (259,206) $   154,248   $  (104,958)

Cash distributions               (3,000,000)     (30,302)   (3,030,302)

Balance at December 31, 1998    $ 3,196,834  $         0   $ 3,196,834


         See accompanying notes to financial statements.

                      CSA INCOME FUND LIMITED PARTNERSHIP III
                            Notes to Financial Statements
                                  December 31, 1998
(1) Organization
CSA Income Fund Limited Partnership III ("the Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on April 8, 1988 with an initial investment of $1,000, to invest primarily in equipment to be leased to third parties.On August 31, 1988, the Partnership commenced operations. As of December 31, 1998, the Partnership has 500,000 Units of Limited Partnership interests outstanding representing $50,000,000 of contributed capital.

CSA Equity Funds Inc., an affiliate of CSA Financial Corp., is the sole General Partner and manages the business and affairs of the Partnership.

As previously reported, the General Partner of CSA Income Fund Limited Partnership III has determined that it is in the best interest of the Partnership and the Limited Partners to wind-up the Partnership by June 30, 1999, if prevailing market opportunities allow the sale of the remaining leases at fair market value to maximize the return to all Limited Partners.

Distributable cash from operations, sales or refinancings and profits or losses for federal income tax purposes are allocated 99% to the Limited Partners and 1% to the General Partner until Payout has occurred, and thereafter, 85% and 15%, respectively. As provided by the Partnership Agreement, pursuant to
Section 8.3 (c), accounting profits from the sale of equipment that results in the dissolution of the Partnership were allocated to each partner first in the amount equal to the negative balance in the Capital Account of each partner. In connection with the wind-up of the Partnership, certain gains on the disposition of partnership assets were allocated during the years 1998 and 1997 to the General Partner to reduce its Capital Account negative balance.

In accordance with the Partnership Agreement, the Partnership is liable to the General Partner (or its affiliates) for management fees and reimbursable operating expenses which are calculated in amounts not to exceed 5% and 1%, respectively, of gross rental revenues.

(2) Significant Accounting Policies
The Partnership records are maintained on the accrual basis of accounting.

The Partnership accounts for equipment leases as operating leases; therefore, rental income is reported when earned. Equipment purchases are depreciated on a straight-line basis over the initial term of the lease to estimated realizable value. On a periodic basis, the Partnership conducts a review of the residual values of its equipment as compared to the estimated net realizable values for such equipment upon expiration of the related lease. The Partnership records additional charges to depreciation expense when net book values exceed estimated realizable values. In connection with this review for the years ended December 31, 1998, no additional charges to depreciation expense were made.
In 1997 and 1996, the Partnership recorded additional charges of $100,000 and $108,863, respectively, to depreciation expense.

                   CSA INCOME FUND LIMITED PARTNERSHIP III
                       Notes to Financial Statements

No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. The Partnership's federal tax return is prepared solely to arrive at the Partner's individual taxable income or loss as reported on form K-1. the Partnership's federal taxable income exceeded book income by approximately $2,998,000 in 1998. In 1997 and 1996, the Partnerships book income exceeded federal taxable income by approximately $1,414,000 and $2,414,000, respectively. The differences are primarily due to the differences between tax and book depreciation methods and the related gain (loss) on sales of equipment.

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

A summary of changes in rental equipment owned and its related accumulated depreciation is as follows:

                      Beginning                 Sales/         Ending
                      Balance      Additions    Retirements    Balance
Costs for the periods ended:

December 31, 1996   $26,648,802  $19,693,078  $11,110,051  $35,231,829

December 31, 1997   $35,231,829  $ 5,661,691  $ 8,401,577  $32,491,943

December 31, 1998   $32,491,943  $         -  $15,495,321  $16,996,622

Accumulated depreciation for the periods ended:

December 31, 1996   $15,490,492  $ 5,566,884  $ 9,936,058  $11,121,318

December 31, 1997   $11,121,318  $ 8,885,253  $ 6,273,626  $13,732,945

December 31, 1998   $13,732,945  $ 6,481,738  $ 7,785,609  $12,429,074

                       CSA INCOME FUND LIMITED PARTNERSHIP III
                              Notes to Financial Statements

(4) Leases
As of December 31, 1998, substantially all of the Partnership's equipment was leased under 49 separate leases to 25 lessees. Approximately 4% of the Partnership's equipment portfolio (based on cost) is located outside of the United States. Two lessees represented approximately 33% (17% and 16%, respectively) of the partnership revenue in 1998 as compared to three lessees representing 35% (14%,11%, and 10%, respectively) of the partnership's revenues in 1997 and one lessee representing 19% in 1996.

Minimum annual lease rentals scheduled to be received under existing noncancellable operating leases as of December 31, 1998, are as follows:

             Year                  Amount
             1999                $1,948,826
             2000                    93,695
             2001                     1,615
                                 $2,044,136

If the Partnership is wound-up in 1999, as contemplated, the rentals beyond the wind-up date may not be received by the Partnership but rather sold as part of the wind-up activity.

(5) Notes Payable

Notes payable consist of nonrecourse notes due in monthly installments with interest rates that range from 6.90% to 9.25% per annum. Such notes are collateralized by equipment with a cost of $8,827,871.

Annual maturities of notes payable at December 31, 1998, are as follows:

              Year                  Amount
              1999                1,644,479
              2000                   71,325
                                 $1,715,804

If the Partnership is wound-up in 1999, as contemplated, the leases and underlying nonrecourse financings will be sold as part of the wind-up activity.

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

(7) Related Party Transactions
Fees and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years 1998, 1997 and 1996 is are follows:


                                   1998           1997          1996
Equipment acquisition fees      $       -      $  217,076    $  755,218
Management fees                    350,506         515,787       360,452
Reimbursable operating
  expenses                         70,101         103,157        72,090
Storage and Refurbishment           8,110           5,575        24,000
                                $ 428,717      $  841,595    $1,211,760


(8) Net Cash Provided from Operations

The reconciliation of net income to net cash from operations for the years 1998, 1997 and 1996 is as follows:


                               1998              1997            1996
Net income (loss)              $ (104,958)    $  (172,262)  $   876,814
Gain on sale of equipment        (392,781)       (254,973)     (264,219)
Depreciation and amortization   6,481,738       8,885,253     5,566,884
(Increase) decrease
 in receivables                    44,879          69,809       (69,555)
Other                                   -         (63,548)            -
Decrease in payables and
 deferred income                  (78,216)        (86,273)     (276,013)

Net cash from operations       $5,950,662     $ 8,378,006   $ 5,833,911


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


     Name            Age        Title(s)            Elected
J. Frank Keohane      62   Director & President     04/01/88
Richard P. Timmons    44   Controller               03/01/95
Trevor A. Keohane     32   Director                 05/28/93



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

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's outstanding Limited Partnership Units as of December 31, 1998.


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


(b) Reports on Form 8-K - There were no reports filed during the fourth quarter of 1998.

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



Date:
                                  \s\ J. Frank Keohane, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                         By its General Partner,
                         CSA Equity Funds, Inc.


Date:
                                 \s\ J. Frank Keohane
                                     President & Director
                                     Principal Executive Officer




Date:
                                 \s\ Richard P  Timmons
                                     Controller
                                     Principal Accounting and
                                     Finance Officer