Form 10-Q
period 1999-03-31
CSA INCOME FUND LIMITED PARTNERSHIP III
filed 1999-05-17
CIK 831890

FORM 10-Q

         SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15  (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes:   X    No:

                         PART I - FINANCIAL INFORMATION
                    CSA INCOME FUND LIMITED PARTNERSHIP III
                     STATEMENTS OF FINANCIAL POSITION AS OF

                                    (Unaudited)
                                     March 31,       December 31,
                                       1999            1998
Assets
Cash and cash
 equivalents                       $   118,355     $   428,948
Rentals receivable                       1,585             786
Accounts receivable-affiliates               -          11,376
Remarketing receivables                      -             699

Rental equipment, at cost           14,974,313      16,996,622
Less accumulated depreciation      (11,625,819)    (12,429,074)
  Net rental equipment               3,348,494       4,567,548

Total assets                       $ 3,468,434     $ 5,009,357

Liabilities and partners' capital

Accounts payable                  $      8,827    $     46,669
Accounts payable-affiliates              3,631               -
Accrued management fees                 28,214          18,145
Deferred income                         18,684          31,905
Notes Payable                        1,065,376       1,715,804
    Total liabilities                1,124,732       1,812,523
Partners' capital:
 General Partner:
  Capital contribution                   1,000           1,000
  Cumulative net income                428,844         421,268
  Cumulative cash distributions       (429,844)       (422,268)
                                             0               0
 Limited Partners (500,000 units):
  Capital contributions
   net of offering costs            44,539,778      44,539,778
  Cumulative net income                403,139         506,271
  Cumulative cash distributions    (42,599,215)    (41,849,215)
                                     2,343,702       3,196,834
    Partners' capital                2,343,702       3,196,834
Total liabilities and
  partners' capital                $ 3,468,434     $ 5,009,357

                   CSA INCOME FUND LIMITED PARTNERSHIP III
                         STATEMENTS OF OPERATIONS
                         Quarters Ended March 31,
                               (unaudited)

                                        1999           1998
Revenues:
 Rental income                       $ 1,057,341   $ 2,374,208
 Interest income                           1,019         1,041
 Gain on sale of
  equipment                                8,849        79,547
 Gain (loss) on foreign
  currency                                   (77)          245
  Total revenues                       1,067,132     2,455,041

Costs and expenses:
 Depreciation                          1,046,261     2,091,695
 Interest expense                         27,987       232,979
 Management fees                          52,867       118,711
 Storage & Refurbishment                   9,000             -
 General and
  administrative                          26,573        43,838
   Total expenses                      1,162,688     2,487,223

Net (loss)                           $   (95,556)  $   (32,182)


Net income (loss)
 allocation:
  General Partner                    $     7,576   $    79,547
  Limited Partners                      (103,132)     (111,729)
                                     $   (95,556)  $   (32,182)


Net loss
 per Limited Partnership
  Unit                               $     ( .21)  $      (.22)


Number of Limited
 Partnership Units                       500,000       500,000


                   CSA INCOME FUND LIMITED PARTNERSHIP III
                          STATEMENTS OF CASH FLOWS
                           Quarters Ended March 31,
                                 (Unaudited)

                                        1999             1998
Cash flows from operations:
 Cash received from rental
  of equipment                         $ 1,043,242  $ 2,373,966
Cash paid for operating
  and management expenses                 (116,210)    (186,149)
 Interest paid                             (27,987)    (232,979)
 Interest received                           1,019        1,041
   Net cash provided by
   operations                              900,064    1,955,879

Cash flow from investments:
  Sale of equipment                        182,341      768,323
   Net cash provided by
    (used by) investments                  182,341      768,323

Cash flows from financing:
 Advances to/from
  affiliates                                15,005      250,000
 Payment from notes
  receivable                                     -       10,933
 Repayment of notes
  payable                                 (650,427)  (2,308,993)
 Payment of cash
  distributions                           (757,576)    (757,576)
   Net cash
    used by financing                   (1,392,998)  (2,805,636)

Net change in cash
  and cash equivalents                    (310,593)     (81,434)
Cash and cash equivalents
  at beginning of period                   428,948      200,328
Cash and cash equivalents
  at end of period                      $  118,355   $  118,894


              CSA INCOME FUND LIMITED PARTNERSHIP III

                    NOTE TO FINANCIAL STATEMENTS


The quarterly financial statements have been prepared by the Partnership without audit. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund Limited Partnership III as of March 31, 1999 and March 31, 1998 and the results of operations and cash flows for the periods presented therein.

                  CSA INCOME FUND LIMITED PARTNERSHIP III
                               FORM 10-Q
                  GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Total Revenue for the quarters ended March 31, 1999 and 1998 was $1,067,132 and $2,455,041, respectively. Net loss for the quarter ended March 31, 1999 was $95,556 as compared to $32,182 in the quarter ended March 31, 1998. The net loss was primarily attributable to the increase in depreciation expense as a percentage of rental income as the portfolio winds-down. The net income was also affected by gains recorded on sale of equipment of $8,849 for the quarter ended March 31, 1999 as compare to $79,547 for the quarter ended March 31, 1998.

The Partnership generated $1,082,405 in net cash flow from Operations and from the sale of equipment during the three months ended March 31, 1999. The Partnership used these funds, and cash on hand to reduce notes payable by $650,427 and pay cash distributions to the Limited Partners of $750,000.

As reported in previous reports, the General Partner of CSA Income Fund Limited Partnership III is in the process of winding up the Partnership. The General Partner is endeavoring to complete the remarketing of the remaining leases and wind-up the Partnership by June 30, 1999. However, the General Partner is trying to maximize the proceeds attainable from the existing lessees before having to sell the equipment e.g. to another lessor. The process may continue for a short period beyond June 30th if it is to the benefit of the Partners.

In accordance with the Partnership Agreement, pursuant to section
8.3 (c), accounting profits from the sale of equipment that results in the dissolution of the Partnership, shall be allocated to each partner first in the amount equal to the negative balance in the capital account of such partner. In connection with the wind up of the Partnership, certain gains on the disposition of partnership assets were allocated during the first quarter of 1999 to the General Partner to reduce its capital account negative balance.

The Partnership distributed $ .50 per limited partnership unit on the 15th of January, February and March 1999. To date, the Partnership has made cash distributions to the Limited Partners ranging from 78% to 94% of their initial investment, depending on when the Limited Partner entered the Partnership. As previously reported, certain revenues generated by the Partnership from lease renewals and remarketings after the initial lease terms have been lower than anticipated as a result of more rapid obsolescence in high technology equipment. Also as previously reported, the General Partner still estimates that the continued cash distributions may not fully return the entire initial investment of the Limited Partners and/or a return thereon. The General partner will continue to report on the Limited Partners' return of investment with each cash distribution.

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

Item 3 - Defaults Upon Senior Securities
         None

Item 4 - Submission of Matters to a Vote of
         Security Holders
         None

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K

        (a)Exhibits - none.

        (b)Reports on Form 8-K - There were no reports filed during first quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



           CSA Income Fund Limited
         Partnership III (Registrant)
          By its General Partner,
            CSA Equity Funds, Inc.





Date:
                       /s/ J. Frank Keohane
                       J.Frank Keohane President
                       Principal Executive Officer





Date:
                        /s/ Richard P.Timmons
                        Richard P. Timmons
                        Corporate Controller
                        Principal Accounting and
                        Finance Officer