Form 10-Q
period 1999-06-30
CSA INCOME FUND LIMITED PARTNERSHIP III
filed 1999-08-13
CIK 831890

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

            Yes:   X     No:

CSA INCOME FUND LIMITED PARTNERSHIP III
PART I - FINANCIAL INFORMATION

                CSA INCOME FUND LIMITED PARTNERSHIP III
                STATEMENTS OF FINANCIAL POSITION AS OF

                                      (Unaudited)
                                       June 30,     December 31,
                                         1999           1998
Assets
Cash and cash
equivalents                          $     9,662    $   428,948
Rentals receivable                         9,917            786
Accounts receivable-affiliates                 -         11,376
Remarketing receivables                        -            699
Rental equipment,at cost              11,222,934     16,996,622
Less accumulated
  depreciation                        (9,462,923)   (12,429,074)
Net rental equipment                   1,760,011      4,567,548

  Total assets                       $ 1,779,590    $ 5,009,357

Liabilities and
 partners' capital

Accounts payable                     $    12,290     $   46,669
Accrued management fees                   22,150         18,145
Deferred income                           11,334         31,905
Notes payable                            178,917      1,715,804

Total liabilities                        224,691      1,812,523

Partners' capital:
 General Partner:
  Capital contribution                     1,000          1,000
  Cumulative net income                  436,420        421,268
  Cumulative cash
    distributions                       (437,420)      (422,268)
                                               0              0
 Limited Partners
 (500,000 units):
  Capital contributions
  net of offering costs               44,539,778     44,539,778
  Cumulative net income                  364,336        506,271
  Cumulative cash
   distributions                     (43,349,215)   (41,849,215)
                                       1,554,899      3,196,834
Total Partners' capital                1,554,899      3,196,834

Total liabilities and
  partners' capital                  $ 1,779,590    $ 5,009,357

               CSA INCOME FUND LIMITED PARTNERSHIP III
    UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH
               PERIODS ENDED JUNE 30, 1999 AND 1998


                            Three Months        Six Months Ended
                          June 30,   June 30,   June 30,   June 30,
                           1999       1998       1999        1998
Revenues:
  Rental income         $  972,759  $1,999,566  $ 2,030,100  $4,373,774
  Interest income              337         489        1,356       1,530
  Gain on sale
   of equipment             40,670      65,101       49,519     144,648
  Gain (loss) on
   foreign currency            (67)        (47)        (145)        198
Total revenues           1,013,699   2,065,109    2,080,830   4,520,150

Costs and expenses:
  Depreciation             949,156   1,840,879    1,995,417   3,932,574
  Interest expense          14,979     168,804       42,966     401,783
  Management fees           58,366      99,978      121,806     218,689
  Storage and
   Refurbishment             3,500           -       12,500           -
  General and
   administrative           18,925      37,946       34,924      81,784
Total expenses           1,044,926   2,147,607    2,207,613   4,634,830

Net loss                $  (31,227) $  (82,498)  $ (126,783) $ (114,680)

Net income (loss)
allocation:
  General Partner       $    7,576  $   59,551   $   15,152  $  139,098
  Limited Partners         (38,803)   (142,049)    (141,935)   (253,778)
                        $  (31,227) $  (82,498)  $ (126,783) $ (114,680)


Net loss per
  Limited Partnership
  Unit                  $     (.08) $     (.28)   $    (.28)  $    (.51)

Number of Limited
  Partnership Units        500,000      500,000      500,000     500,000


                 CSA INCOME FUND LIMITED PARTNERSHIP III
      UNAUDITED STATEMENTS OF CASH FLOWS FOR THE THREE AND SIX MONTH
                   PERIODS ENDED JUNE 30, 1999 AND 1998

                            Three Months Ended       Six Months Ended
                          June 30,     June 30,     June 30,    June 30,
                           1999         1998          1999        1998
Cash flows from operations:
  Cash received from rental
   of equipment              $  957,209  $2,048,046  $ 2,000,451  $4,422,012
  Cash paid for operating
    and management
    expenses                    (83,394)   (159,771)    (199,604)   (345,920)
  Interest paid                 (14,979)   (168,804)    ( 42,966)   (401,783)
  Interest received                 337         489        1,356       1,530
   Net cash provided by
    operations                  859,173   1,719,960    1,759,237   3,675,839

Cash flow from investments:
Sale of equipment               679,798   3,622,059      862,139   4,390,382
   Net cash provided by
  investments                   679,798   3,622,059      862,139   4,390,382

Cash flows from financing:
Advances to/from
   affiliates                   (3,629)   (259,095)       11,376      (9,095)
Proceeds from notes
   receivable                        -           -             -      10,933
Repayment of notes
   payable                    (886,459) (4,301,653)   (1,536,886) (6,610,646)
  Payment of cash
   distributions              (757,576)   (757,576)   (1,515,152) (1,515,152)
  Net cash used by
    financing               (1,647,664)  (5,318,324)  (3,040,662) (8,123,960)

Net change in cash
   and cash equivalents       (108,693)      23,695     (419,286)    (57,739)
Cash and cash equivalents
  at beginning of period       118,355      118,894      428,948     200,328
Cash and cash equivalents
  at end of period          $    9,662   $  142,589   $    9,662  $  142,589


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

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund Limited Partnership III as of June 30, 1999 and June 30, 1998 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND LIMITED PARTNERSHIP III
GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Total Revenue for the quarters ended June 30, 1999 and 1998 was $1,013,699 and $2,065,109, respectively. Net loss for the quarter ended June 30, 1999 was $31,227 as compared to $82,498 in the quarter ended June 30, 1998. The net loss was primarily attributable to the increase in depreciation expense as a percentage of rental income as the portfolio winds-up.

The Partnership generated $2,621,376 in net cash flow from operations and from sale of equipment during the six months ended June 30, 1999. The Partnership used these funds and cash on hand to reduce notes payable by $1,536,886 and pay cash distributions to the Limited partners of $1,500,000.

As reported in previous financial reports, the General Partner of CSA Income Fund Limited Partnership III is in the process of winding up the Partnership. The General Partner is endeavoring to complete the remarketing of the remaining leases by September 30, 1999. The Partnership will continue to pay a monthly distribution at the current rate until the final distribution is paid.

In accordance with the Partnership Agreement, pursuant to section 8.3 (c), accounting profits from the sale of equipment that result in the dissolution of the Partnership, shall be allocated to each partner first in the amount equal to the negative balance in the Capital Account of such partner. In connection with the wind up of the Partnership, certain accounting gains on the disposition of partnership assets were allocated during the second quarter of 1999 to the General Partner to reduce its Capital Account negative balance.

The Partnership distributed $.50 per Limited Partnership Unit on the 15th of April, May, and June 1999. To date, the Partnership has made cash distributions to the Limited Partners ranging from 79% to 95% of their initial investment, depending on when the Limited Partner entered the Partnership.

As previously reported, the General Partner still estimates that the continued cash distributions will not fully return the entire initial investment of the Limited Partners and/or a return thereon. The General Partner will continue to report on the Limited Partners' return of investment with each cash distribution.

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

Item 3 - Defaults Upon Senior Securities
     None

Item 4 - Submission of Matters to a Vote of
         Security Holders
     None

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8-K
    (a) Exhibits - Exhibit 27. Financial Data Schedule.

    (b) Reports on Form 8-K - No reports have been filed on Form
        8-K during the second quarter.of 1999.


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