Form 10-Q
period 1999-09-30
CSA INCOME FUND LIMITED PARTNERSHIP III
filed 1999-11-15
CIK 831890

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

            Yes:   X     No:

PART I - FINANCIAL INFORMATION

                CSA INCOME FUND LIMITED PARTNERSHIP III
                 STATEMENTS OF FINANCIAL POSITION AS OF

                          (Unaudited)
                          September 30,   December 31,
                              1999           1998
Assets
Cash and cash
equivalents                $         0    $   428,948
Rentals receivable                   0            786
Accounts receivable-
  affiliates                         0         11,376
Remarketing receivables              0            699
Rental equipment,
  at cost                            0     16,996,622
Less accumulated
  depreciation                       0    (12,429,074)
Net rental equipment                 0      4,567,548

  Total assets             $         0    $ 5,009,357

Liabilities and
 partners' capital

Accounts payable          $          0     $   46,669
Accrued management fees              0         18,145
Deferred income                      0         31,905
Notes payable                        0      1,715,804

Total liabilities                    0      1,812,523

Partners' capital:
 General Partner:
  Capital contribution           1,000          1,000
  Cumulative net income        443,996        421,268
  Cumulative cash
    distributions             (444,996)      (422,268)
                                     0              0
 Limited Partners
 (500,000 units):
  Capital contributions
  net of offering costs     44,539,778     44,539,778
  Cumulative net income          9,437        506,271
  Cumulative cash
   distributions           (44,549,215)   (41,849,215)
                                     0      3,196,834
Total Partners'
   capital                           0      3,196,834

Total liabilities and
  partners' capital        $         0    $ 5,009,357


       CSA INCOME FUND LIMITED PARTNERSHIP III
    STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE
   AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                            Three Months        Nine Months Ended
                     September, September,    September,  September,
                      30, 1999   30, 1998      30, 1999    30, 1998
Revenues:
  Rental income      $  381,806  $1,434,086  $ 2,411,906  $5,807,860
  Interest income           288       1,013        1,644       2,543
  Gain on sale
   of equipment        (291,636)    233,459     (242,117)    378,106
  Gain (loss) on
   foreign currency        (102)        168         (247)        367
Total revenues           90,356   1,668,726    2,171,186   6,188,876

Costs and expenses:
  Depreciation          365,903   1,419,000    2,361,320   5,351,574
  Interest expense        1,099      83,213       44,065     484,995
  Management fees        19,090      71,704      120,595     290,393
  Storage and
   Refurbishment              -       1,000       12,500       1,000
  General and
   administrative        51,587      28,376      106,812     110,160
Total expenses          437,679   1,603,293    2,645,292   6,238,122

Net income (loss)    $ (347,323) $   65,433 $   (474,106) $  (49,246)

Net income (loss)
allocation:
  General Partner    $    7,576  $    7,574   $   22,728  $  146,672
  Limited Partners     (354,899)     57,859     (496,834)   (196,018)
                     $ (347,323) $   65,433  $  (474,106) $  (49,246)


Net income (loss) per
  Limited Partnership
  Unit               $     (.71)  $     .12    $    (.99)  $    (.39)

Number of Limited
  Partnership Units     500,000     500,000      500,000     500,000


             CSA INCOME FUND LIMITED PARTNERSHIP III
       STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE
         AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998


                            Three Months Ended       Nine Months Ended
                           September, September,    September,  September,
                            30, 1999   30, 1998      30, 1999    30, 1998

Cash flows from  operations:
  Cash received from
   rental of
   equipment             $   380,083  $ 1,368,677   $2,380,534   $ 5,790,688
  Cash paid for
   operating and
   management
   expenses                 (105,112)     (68,747)    (304,716)     (414,667)
  Interest paid               (1,099)     (83,213)     (44,065)     (484,996)
  Interest received              288        1,012        1,644         2,543
   Net cash provided by
    operations               274,160    1,217,729    2,033,397     4,893,568

Cash flow from
   investments:
  Sale of equipment        1,102,671    2,575,491    1,964,810     6,965,873
   Net cash provided by
    investments            1,102,671    2,575,491    1,964,810     6,965,873
 Cash flows from financing:
  Proceeds from notes
   receivable                      -            -            -        10,933
   Advances to/from
   affiliates                      -       46,165       11,376        37,070
  Proceeds from notes
   payable                         -       14,641            -        14,641
  Repayment of notes
   payable                  (178,917)  (2,946,990)  (1,715,803)   (9,557,636)
  Payment of cash
   distributions          (1,207,576)    (757,574)  (2,722,728)   (2,272,726)
  Net cash used by
    financing             (1,386,493)  (3,643,758)  (4,427,155)  (11,767,718)

Net change in cash
  And cash equivalents        (9,662)     149,462     (428,948)       91,723
Cash and cash equivalents
  at beginning
  of period                    9,662      142,589      428,948       200,328
Cash and cash equivalents
  at end of period        $        -   $  292,051    $       -    $  292,051


CSA INCOME FUND LIMITED PARTNERSHIP III
NOTE TO FINANCIAL STATEMENTS

The quarterly financial statements of the Partnership presented herein are without audit except for balance sheet information as of December 31, 1998. Certain information and footnote disclosure normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund Limited Partnership III as of September 30, 1999 and September 30, 1998 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND LIMITED PARTNERSHIP III
GENERAL PARTNER'S DISCUSSION OF OPERATIONS

As discussed since the 1996 Annual Report, the General Partner of CSA Income Fund Limited Partnership III has now completed the wind-up of the Partnership as of September 30, 1999. The Partnership distributed $0.50 per Limited Partnership Unit on the 15th of July, August, and September. The Partnership also distributed a final distribution of $0.90 per Limited Partners unit on September 30, 1999. This will be the final Partnership quarterly report. The Partnership will mail all Limited Partners their final K-1 for tax reporting purposes during February 2000.

For accounting purposes, total revenue was $90,356 and $1,668,726 for the quarters ended September 30, 1999 and 1998, respectively. Net loss for the quarter ended September 30, 1999 was $347,320 as compared to net income of $65,433 in the quarter ended September 30, 1998. For the nine months ended September 30, 1999 and September 30, 1998, total revenue was $2,171,186 and $6,188,876, respectively. A net loss of $474,106 was recorded for the first nine months ended September 30, 1999, as compared to a net loss of $49,246 in the nine months ended September 30, 1998. The third quarter net loss was primarily due to losses recorded on the sale of equipment. As part of the wind-up the sale of three large Owens Corning leases consisting primarily of desktop personal computers (PC's) accounted for a significant portion of the loss recorded in the third quarter. The fair market value of used PC's has experienced substantial erosion during 1999.

The Partnership generated cash flow of $3,998,207 from operations and sale of equipment during the nine months ended September 30, 1999. The
Partnership used these funds and cash on hand to reduce notes payable by $1,715,803 and make distributions to partners of $2,722,728. In accordance with the Partnership Agreement, pursuant to section 8.3 (c), accounting profits from the sale of equipment that result in the dissolution of the Partnership, shall be allocated to each partner first in the amount equal to the negative balance in the Capital Account of such partner. As provided in the Partnership Agreement and as previously discussed, in connection with the wind up of the Partnership, certain accounting gains on the disposition of partnership assets were allocated during the third quarter of 1999 to the General Partner to reduce its Capital Account negative balance.

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

Item 3 - Defaults Upon Senior Securities
     None

Item 4 - Submission of Matters to a Vote of
         Security Holders
     None

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8-K
    (a) Exhibits - Exhibit 27. Financial Data Schedule.

    (b) Reports on Form 8-K - No reports have been filed on Form
        8-K during the third quarter of 1999.


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